Form 10-Q
period 2011-09-30
GOLDEN STAR RESOURCES LTD
filed 2011-11-09
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12284
__________________________________________
GOLDEN STAR RESOURCES LTD.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________________

Canada	98-0101955
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10901 West Toller Drive, Suite 300 Littleton, Colorado	80127-6312
(Address of Principal Executive Office)	(Zip Code)
Registrant’s telephone number, including area code (303) 830-9000
__________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding as at November 7, 2011: 258,624,486

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
These statements include comments regarding: anticipated attainment of gold production rates; production and cash operating cost estimates for 2011and 2012; production capacity, production rates, and production costs; cash operating costs generally; gold sales; mining operations and gold recovery rates; ore delivery; ore processing; permitting; geological, environmental, community and engineering studies; receipt of environmental management plan approvals by the Ghana Environmental Protection Agency (“EPA”); exploration efforts and activities; ore grades; our anticipated investing and exploration spending during 2011; identification of acquisition and growth opportunities; timing of completion of our Bogoso tailings recovery project; our expectations regarding Pampe oxide ore and the Bogoso oxide plant; completion of mining at Benso and anticipated increases in mining at Hwini-Butre and Wassa thereafter; retention of earnings from our operations; expected operational cash flow during the remainder of 2011; our objectives for 2011; expected debt payments during 2011; and sources of and adequacy of liquidity to meet capital and other needs in 2011 and beyond.
The following, in addition to the factors described under “Risk Factors” in Item 1A of our December 31, 2010 Form 10-K, are among the factors that could cause actual results to differ materially from the forward-looking statements:
•significant increases or decreases in gold prices;
•losses or gains in Mineral Reserves from changes in operating costs and/or gold prices;
•failure of exploration efforts to expand Mineral Reserves around our existing mines;
•unexpected changes in business and economic conditions;
•inaccuracies in Mineral Reserves and non-reserves estimates;
•changes in interest and currency exchange rates;
•timing and amount of gold production;
•unanticipated variations in ore grade, tonnes mined and crushed or processed;
•unanticipated recovery or production problems;
•effects of illegal mining on our properties;
•changes in mining and processing costs, including changes to costs of raw materials, power, supplies,

services and personnel;
•changes in metallurgy and processing;
•availability of skilled personnel, contractors, materials, equipment, supplies, power and water;
•changes in project parameters or mine plans;
•costs and timing of development of new Mineral Reserves;
•weather, including drought or excessive rainfall in West Africa;
•changes in regulatory frameworks based upon perceived climate trends;
•results of current and future exploration activities;
•results of pending and future feasibility studies;
•acquisitions and joint venture relationships;
•political or economic instability, either globally or in the countries in which we operate;
•changes in regulations or in the interpretation of regulations by the regulatory authorities affecting our operations, particularly in Ghana, where our principal producing properties are located;
•local and community impacts and issues;
•timing of receipt and maintenance of government approvals and permits;
•unanticipated transportation costs and shipping incidents and losses;
•accidents, labor disputes and other operational hazards;
•environmental costs and risks;
•changes in tax laws;
•unanticipated title issues;
•competitive factors, including competition for property acquisitions;
•possible litigation; and
•availability of capital on reasonable terms or at all.
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

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of U.S. dollars except shares issued and outstanding)
(unaudited)

	As of	As of
	September 30 2011	December 31 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 4)	$114,294	$178,018
Accounts receivable (Note 4)	16,384	11,885
Inventories (Note 6)	64,625	65,204
Deposits	8,368	5,865
Prepaids and other	2,097	1,522
Total Current Assets	205,768	262,494
RESTRICTED CASH	2,405	1,205
PROPERTY, PLANT AND EQUIPMENT (Note 8)	241,292	228,367
INTANGIBLE ASSETS	5,793	7,373
MINING PROPERTIES (Note 9)	254,172	250,620
OTHER ASSETS (Note 7)	2,362	3,167
Total Assets	$711,792	$753,226
LIABILITIES
CURRENT LIABILITIES
Accounts payable (Note 4)	$23,139	$34,522
Accrued liabilities (Note 4)	51,857	53,935
Derivatives (Notes 4 and 5)	6,813	—
Asset retirement obligations (Note 10)	11,445	23,485
Current tax liability (Note 12)	714	1,128
Current debt (Notes 11)	7,327	10,014
Total Current Liabilities	101,295	123,084
LONG TERM DEBT (Notes 4 and 11)	133,259	155,878
ASSET RETIREMENT OBLIGATIONS (Note 10)	22,311	21,467
DEFERRED TAX LIABILITY (Note 12)	24,932	15,678
Total Liabilities	$281,797	$316,107
COMMITMENTS AND CONTINGENCIES (Note 13)	—	—
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 258,624,486 at September 30, 2011; 258,511,236 at December 31, 2010 (Note 14)	693,784	693,487
CONTRIBUTED SURPLUS	19,258	16,560
ACCUMULATED OTHER COMPREHENSIVE INCOME	1,679	1,959
DEFICIT	(283,352)	(274,036)
Total Golden Star Equity	431,369	437,970
NONCONTROLLING INTEREST	(1,374)	(851)
Total Equity	429,995	437,119
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$711,792	$753,226

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(Stated in thousands of U.S. dollars except shares and per share data)
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2011	2010	2011	2010
REVENUE
Gold revenues	$125,880	$103,651	$352,193	$327,222
Cost of sales (Note 15)	106,385	97,952	316,661	291,444
Mine operating margin	19,495	5,699	35,532	35,778
Exploration expense	1,824	1,625	3,972	4,174
General and administrative expense	5,996	3,859	20,350	12,973
Derivative mark-to-market (gain)/loss (Note 5)	13,245	(19,280)	(4,368)	4,473
Property holding costs	1,778	1,557	6,141	3,855
Foreign exchange loss	666	313	1,385	884
Interest expense	2,193	2,395	6,663	6,879
Interest and other income	(61)	(48)	(163)	(343)
(Gain)/loss on sale of assets	(338)	3	(336)	(1,650)
Income/(loss) before income tax	(5,808)	15,275	1,888	4,533
Income tax (expense)/benefit	(3,621)	43	(11,727)	(2,737)
Net income/(loss)	$(9,429)	$15,318	$(9,839)	$1,796
Net income/(loss) attributable to noncontrolling interest	767	(626)	(523)	721
Net income/(loss) attributable to Golden Star shareholders	$(10,196)	$15,944	$(9,316)	$1,075
Net income/(loss) per share attributable to Golden Star shareholders
Basic (Note 17)	$(0.039)	$0.062	$(0.036)	$0.004
Diluted (Note 17)	$(0.039)	$0.061	$(0.036)	$0.004
Weighted average shares outstanding (millions)	258.6	258.2	258.6	257.8
Weighted average shares outstanding-diluted (millions)	258.6	260.2	258.6	259.6
OTHER COMPREHENSIVE INCOME/(LOSS)
Net income/(loss)	$(9,429)	$15,318	$(9,839)	$1,796
Unrealized (gain)/loss on investments (Note 7)	59	311	(280)	651
Comprehensive income/(loss)	$(9,488)	$15,007	$(9,559)	$1,145
Comprehensive income/(loss) attributable to Golden Star shareholders	$(10,255)	$15,633	$(9,036)	$424
Comprehensive (income)/loss attributable to noncontrolling interest	767	(626)	(523)	721
Comprehensive income/(loss)	$(9,488)	$15,007	$(9,559)	$1,145
Deficit, beginning of period	$(273,156)	$(277,675)	$(274,036)	$(262,806)
Deficit, end of period	$(283,352)	$(261,731)	$(283,352)	$(261,731)

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of U.S. dollars)
(unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2011	2010	2011	2010
OPERATING ACTIVITIES:
Net income/(loss)	$(9,429)	$15,318	$(9,839)	$1,796
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	15,621	22,558	52,113	75,391
Amortization of loan acquisition cost	321	1,088	993	893
(Gain)/loss on sale of assets	(338)	4	(336)	(1,649)
Non-cash employee compensation	564	449	2,784	2,368
Future income tax expense/(benefit)	2,908	(215)	9,255	961
Fair value of derivatives (gain)/loss	1,700	(312)	6,879	(631)
Fair value (gain)/loss on convertible debt	2,084	(18,965)	(22,208)	4,038
Accretion of asset retirement obligations	2,184	601	5,300	1,802
Reclamation expenditures	(8,416)	(1,934)	(20,244)	(5,534)
	7,199	18,592	24,697	79,435
Changes in non-cash working capital:
Accounts receivable	(1,886)	9,214	(4,690)	(3,215)
Inventories	1,177	(3,016)	756	(7,208)
Deposits	147	(1,495)	(553)	(1,775)
Accounts payable and accrued liabilities	4,265	6,388	(14,534)	10,991
Other	565	(59)	(1,524)	259
Net cash provided by operating activities	11,467	29,624	4,152	78,487
INVESTING ACTIVITIES:
Expenditures on mining properties	(12,211)	(15,253)	(30,242)	(24,434)
Expenditures on property, plant and equipment	(13,678)	(9,966)	(33,541)	(27,255)
Cash securing letters of credit (used)/refunded	(1,200)	2,598	(1,200)	2,598
Change in accounts payable and deposits on mine equipment and material	2,499	(5,186)	(685)	(2,593)
Other	681	(752)	681	1,468
Net cash used in investing activities	(23,909)	(28,559)	(64,987)	(50,216)
FINANCING ACTIVITIES:
Principal payments on debt	(2,622)	(8,814)	(7,960)	(25,224)
Proceeds from debt agreements and equipment financing	1,391	11,168	4,861	25,674
Other	52	(646)	210	1,196
Net cash provided by/(used in) financing activities	(1,179)	1,708	(2,889)	1,646
Increase/(decrease) in cash and cash equivalents	(13,621)	2,773	(63,724)	29,917
Cash and cash equivalents, beginning of period	127,915	181,232	178,018	154,088
Cash and cash equivalents end of period	$114,294	$184,005	$114,294	$184,005

(See Note 20 for supplemental cash flow information)
The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All currency amounts in tables and text are in thousands of U.S. Dollars unless noted otherwise)

1. NATURE OF OPERATIONS
Through our 90% owned subsidiary Golden Star (Bogoso/Prestea) Ltd (“GSBPL”) we own and operate the Bogoso/Prestea gold mining and processing operation (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. Through our 90% owned subsidiary Golden Star (Wassa) Ltd (“GSWL”) we also own and operate the Wassa gold mine (“Wassa”), located approximately 35 kilometers east of Bogoso/Prestea. Wassa mines ore from pits near the Wassa plant and also processes ore mined at our Hwini-Butre and Benso (“HBB”) mines located south of Wassa. We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Burkina Faso, Niger and Côte d'Ivoire, and in South America we hold and manage exploration properties in Brazil.
2. BASIS OF PRESENTATION
Golden Star Resources Ltd (“Golden Star” or “Company”) is a Canadian federally-incorporated, international gold mining and exploration company headquartered in the United States (“U.S.”). Prior to 2011, Golden Star had reported to security regulators in Canada, Ghana and the U.S. using Canadian GAAP financial statements with a footnote reconciliation to U.S. GAAP. However, a change in SEC position in late 2009 required Canadian companies such as Golden Star, which do not qualify as foreign private issuers, to file their financial statements in the U.S. using U.S. GAAP after December 31, 2010. We therefore adopted U.S. GAAP as of January 1, 2011 for all of our subsequent U.S., Ghanaian and Canadian filings. All comparative financial information presented in this Form 10-Q is thus reported in accordance with U.S. GAAP.
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
In April 2010, the FASB issued Accounting Standards Update No. 2101-12 which amends topic 718 “Compensation-Stock Compensation”. The amendment addresses the classification of an employee share-based payment awards with an exercise price denominated in the currency of a market in which the underlying equity security trades, stating that a share-based award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity. This new provision is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2010. While our stock option plan denominates option strike prices in Canadian dollars, a substantial portion of our common shares trade in Canada and thus this new guidance did not affect our consolidated financial position, cash flows, nor results of operations in 2011.
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
Disclosure Requirements Related to Fair Value Measurements: In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)-Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements. Certain provisions of this update will be effective for us in fiscal 2012 and we do not believe these provisions will have a material impact on our consolidated financial statements.

4. FINANCIAL INSTRUMENTS
FINANCIAL ASSETS
The carrying amounts and fair values of our financial assets are as follows:

		As of September 30, 2011		As of December 31, 2010
		Estimated	Carrying	Estimated	Carrying
Assets	Category	Fair Value	Value	Fair Value	Value
Cash and cash equivalents (1)	Loans and receivables	$114,294	$114,294	$178,018	$178,018
Restricted cash (1)	Loans and receivables	2,405	2,405	1,205	1,205
Accounts receivable (1)	Loans and receivables	16,384	16,384	11,885	11,885
Derivative instrument - Riverstone Warrants (1)	Held-for-trading	308	308	375	375
Available for sale investments (3)	Available-for-sale	1,117	1,117	928	928
Total financial assets		$134,508	$134,508	$192,411	$192,411

FINANCIAL LIABILITIES
The carrying amounts and fair values of financial liabilities are as follows:

		As of September 30, 2011		As of December 31, 2010
		Estimated	Carrying	Estimated	Carrying
Liabilities	Category	Fair Value	Value	Fair Value	Value
Accounts payable and accrued liabilities (1)	Other financial liabilities	$74,996	$74,996	$88,457	$88,457
Derivative instrument-Structured Gold Options	Held-for-trading	6,813	6,813	—	—
Convertible debentures (2)	Other financial liabilities	126,818	125,146	147,779	147,353
Revolving credit facility (2)	Other financial liabilities	—	—	—	—
Equipment financing loans (2)	Other financial liabilities	15,041	14,557	16,113	15,714
Total financial liabilities	Total Financial Liabilities	$223,668	$221,512	$252,349	$251,524

_____________________

(1)	Carrying amount is a reasonable approximation of fair value.

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
The following tables illustrate the classification of the Company's financial instruments within the fair value hierarchy as at September 30, 2011. The three levels of the fair value hierarchy are:
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
Level 3 - Inputs that are not based on observable market data.

	Financial assets measured at fair value as at September 30, 2011
	Level 1	Level 2	Level 3	Total
Available for sale investments	$1,117	$—	$—	$1,117
Warrants	—	308	—	308
	$1,117	$308	$—	$1,425

	Financial liabilities measured at fair value as at September 30, 2011
	Level 1	Level 2	Level 3	Total
Convertible debentures	$—	$—	$126,818	$126,818
Gold price derivatives	—	6,813	—	6,813
	$—	$6,813	$126,818	$133,631

	Financial assets measured at fair value as at December 31, 2010
	Level 1	Level 2	Level 3	Total
Available for sale investments	$928	$—	$—	$928
Warrants	—	375	—	375
	$928	$375	$—	$1,303

	Financial liabilities measured at fair value as at December 31, 2010
	Level 1	Level 2	Level 3	Total
Convertible debentures	$—	$—	$147,779	$147,779
	$—	$—	$147,779	$147,779

The convertible senior unsecured debentures are recorded at fair value. These debentures are valued based on discounted cash flows for the debt portion and based on a Black-Scholes model for the equity portion. Inputs used to determine these values were; discount rate 8.97%, risk free interest rate of 0.91%, volatility of 98.5%, and a remaining life of 1.2 years. Note 11 - Debt has a more detailed discussion of the debentures.

Fair value measurements using Level 3 inputs:

Convertible debentures
Balance at December 31, 2010	$147,779
Gain included in net income	(20,961)
Balance at September 30, 2011	$126,818

5. DERIVATIVE GAINS AND LOSSES
The derivative mark-to-market (gains)/losses recorded in the Statement of Operations are comprised of the following amounts:

	For the three months ended September 30		For the nine months ended September 30
	2011	2010	2011	2010
Riverstone Resources, Inc. - warrants	$25	$(311)	$67	$(630)
Gold price derivatives	11,136	—	17,773	1,066
Convertible debenture	2,084	(18,969)	(22,208)	4,037
Derivative (gain)/loss	$13,245	$(19,280)	$(4,368)	$4,473

	For the three months ended September 30		For the nine months ended September 30
	2011	2010	2011	2010
Realized (gain)/loss	$9,461	$—	$10,960	$1,066
Unrealized (gain)/loss	3,784	(19,280)	(15,328)	3,407
Derivative (gain)/loss	$13,245	$(19,280)	$(4,368)	$4,473
RIVERSTONE RESOURCES INC. - WARRANTS
In the first quarter of 2008, we received 2 million warrants from Riverstone Resources Inc. (“Riverstone”) as partial payment for the right to earn an ownership interest in our exploration projects in Burkina Faso. These warrants are exercisable through January 2012 at Cdn$0.45.
GOLD PRICE DERIVATIVES
In January 2011, we entered into a series of put and call contracts covering 76,800 ounces of future gold production between February and December 2011. The contracts are spread evenly in each week over this period and are structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,457 per ounce. In early February 2011, we entered into a second set of put and call contracts covering 75,200 ounces of future gold production between February and December 2011. The contracts are spread evenly in each week during this period and are structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,503 per ounce. As of September 30, 2011, each tranche had 20,800 ounces outstanding.
CONVERTIBLE DEBENTURES
The convertible senior unsecured debentures are recorded at fair value for U.S. GAAP purposes. These debentures are valued based on discounted cash flows for the debt portion and based on a Black-Scholes model for the equity portion. Inputs used to determine these values were: discount rate of 8.97%, risk free interest rate of 0.91%, volatility of 98.5%, and a remaining life of 1.2 years. Note 11 - Debt has a more detailed discussion of the debentures.

6. INVENTORIES

	As of	As of
	September 30	December 31
	2011	2010
Stockpiled ore	$9,007	$2,551
In-process	6,709	13,839
Materials and supplies	48,909	48,814
Finished goods	—	—
Total	$64,625	$65,204
There were approximately 28,000 and 20,000 recoverable ounces of gold in the ore stockpile inventories shown above at September 30, 2011 and December 31, 2010, respectively. Stockpile inventories are short-term surge piles expected to be processed within the next 12 months.

7. AVAILABLE FOR SALE INVESTMENTS
The following table presents changes in available for sale investments in the first nine months of 2011 and the full year 2010:

	As of September 30, 2011		As of December 31, 2010
	Riverstone		Riverstone
	Fair Value	Shares	Fair Value	Shares
Balance at beginning of period	$928	1,300,000	$181	700,000
Acquisitions	469	700,000	128	600,000
OCI - unrealized gain/(loss)	(280)	—	619	—
Balance at end of period	$1,117	2,000,000	$928	1,300,000

8. PROPERTY, PLANT AND EQUIPMENT

	As of September 30, 2011			As of December 31, 2010
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value
Bogoso/Prestea	$166,216	$(108,654)	$57,562	$157,010	$(107,132)	$49,878
Bogoso sulfide plant	186,671	(56,673)	129,998	184,641	(50,988)	133,653
Wassa/HBB	105,313	(52,457)	52,856	89,875	(45,607)	44,268
Corporate & other	1,727	(851)	876	1,343	(775)	568
Total	$459,927	$(218,635)	$241,292	$432,869	$(204,502)	$228,367

There was no interest capitalized in new additions to property, plant and equipment in the periods shown above.

9. MINING PROPERTIES

	As of September 30, 2011			As of December 31, 2010
	Mining Properties	Accumulated Amortization	Mining Properties, Net Book	Mining Properties	Accumulated Amortization	Mining Properties, Net Book
Bogoso/Prestea	$110,800	$(59,228)	$51,572	$99,435	$(56,488)	$42,947
Bogoso sulfide	60,217	(41,585)	18,632	56,541	(37,101)	19,440
Mampon	15,995	—	15,995	15,995	—	15,995
Wassa/HBB	321,818	(171,854)	149,964	303,379	(147,558)	155,821
Other	20,339	(2,330)	18,009	18,747	(2,330)	16,417
Total	$529,169	$(274,997)	$254,172	$494,097	$(243,477)	$250,620

There was no interest capitalized in new additions to mining properties in the periods shown above.

10. ASSET RETIREMENT OBLIGATIONS
At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings storage facilities, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. While the majority of these costs will be incurred near the end of the mines' lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These costs are recorded against the asset retirement obligation liability as incurred. At September 30, 2011 and December 31, 2010, the total undiscounted amount of the estimated future cash needs was estimated to be $67.8 million and $84.3 million, respectively. Discount rates used to value the ARO range between 8% and 10%. The schedule of payments required to settle the September 30, 2011, ARO liability extends through 2029.

The changes in the carrying amount of the ARO during the nine months ended September 30, 2011 and 2010 are as follows:

	For the nine months ended September 30
	2011	2010
Beginning balance	$44,952	$31,969
Accretion expense	5,300	1,802
Additions and change in estimates	3,748	16,352
Cost of reclamation work performed	(20,244)	(5,534)
Balance at September 30	$33,756	$44,589

Current portion	$11,445	$17,140
Long term portion	$22,311	$27,449

11. DEBT

	As of	As of
	September 30 2011	December 31 2010
Current debt:
Equipment financing credit facility	$6,444	$7,189
Capital lease	883	2,825
Revolving credit facility	—	—
Total current debt	$7,327	$10,014
Long term debt:
Equipment financing credit facility	$8,113	$8,525
Convertible debentures	125,146	147,353
Total long term debt	$133,259	$155,878

EQUIPMENT FINANCING CREDIT FACILITY
GSBPL and GSWL maintain a $40 million equipment financing facility with Caterpillar Financial Services Corporation, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or London Interbank Offered Rate (“LIBOR”) plus 2.38%. At September 30, 2011, approximately $25.4 million was available to draw down. The average interest rate on the outstanding loans was approximately 7.0% at September 30, 2011. Each outstanding equipment loan is secured by the title of the specific equipment purchased with the loan until the loan has been repaid in full.
CAPITAL LEASE
In February 2010, GSBPL accepted delivery of a nominal 20 megawatt power plant. Upon acceptance, a $4.9 million liability was recognized which, at the time, was equal to the present value of future lease payments. The life of the lease is two years from the plant's February 2010 in-service date. We are required to pay the owner/operator a minimum of $0.3 million per month on the lease, of which $0.23 million will be allocated to principal and interest on the recognized liability and the remainder of the monthly payments will be charged as operating costs.
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
The Debentures are direct senior unsecured indebtedness of Golden Star Resources Ltd., ranking equally and ratably with all our other senior unsecured indebtedness, and senior to all our subordinated indebtedness. None of our subsidiaries has guaranteed the Debentures, and the Debentures do not limit the amount of debt that we or our subsidiaries may incur.
See Note 4 - Financial Liabilities and Note 5 - Derivative Gains and Losses for additional information on the fair value of these convertible debentures.
REVOLVING CREDIT FACILITY
We have a revolving credit facility agreement (the “Facility Agreement”) with Standard Chartered Bank which extends through September 30, 2012. The Facility currently provides us with $40.5 million of borrowing capacity and bears interest at the higher of LIBOR or the applicable lenders' cost of funds rate (which is capped at 1.25% per annum above LIBOR), plus a margin of 5% per annum. As of September 30, 2011, the outstanding balance was nil. The amount available under the Facility will be reduced, as scheduled in the agreement, by $9.0 million on December 31, 2011. Covenants require that we meet certain financial ratios at the end of each quarter, including that in excess of 90% of our assets are retained within a group of subsidiaries whose common shares are pledged as collateral for amounts drawn under the revolving credit facility. We were in compliance with all covenants at September 30, 2011 and December 31, 2010.

12. INCOME TAXES
The provision for income taxes includes the following components:

	For the three months ended September 30		For the nine months ended September 30
	2011	2010	2011	2010
Current expense
Canada	$—	$—	$—	$—
Foreign	(788)	(170)	(2,472)	(1,158)
Future expense
Canada	—	—	—	—
Foreign	(2,833)	213	(9,255)	(1,579)
Total expense	$(3,621)	$43	$(11,727)	$(2,737)
The future tax expense is related to the change in the temporary difference between book and tax basis at GSWL.
The current tax expense is related to a temporary tax levy on certain Ghanaian industries, including mining, brewing, banking, communications and insurance. The levy is set at 5% of “profits before tax” as disclosed on the statements of operations. The effective period of this levy has been extended through the end of 2011.

13. COMMITMENTS AND CONTINGENCIES
Our commitments and contingencies include the following items:
ENVIRONMENTAL BONDING IN GHANA
In July 2011, we increased a letter of credit for Wassa's environmental bonding from $2.85 million to $7.8 million. This brought the total bonded amount, including $0.15 million of cash, from $3.0 million to $7.95 million. We have also bonded $9.0 million to cover rehabilitation and closure obligations at Bogoso/Prestea. These bonding requirements have been met by an $8.1 million letter of credit from a commercial bank and a $0.9 million cash deposit held by the EPA. The cash deposits are recorded as Restricted Cash on our Consolidated Balance Sheets.
In 2008, Bogoso/Prestea resubmitted an updated draft of the Environmental Management Plan (“EMP”) to the EPA that included an updated estimate of the reclamation and closure costs prepared by a third party consultant. A consultant was commissioned to prepare the reclamation and closure cost estimate and the final EMP was submitted to the EPA in February 2009. Bogoso/Prestea has completed all the legal requirements and is waiting for the environmental certificate. In the mean time and in compliance with the legal time line for the previous EMP, Bogoso/Prestea is preparing a new EMP for submission to the EPA in the fourth quarter of 2011.
In March 2011, we provided $12 million of reclamation bonding to the Ghana Environmental Protection Agency (“EPA”) to

cover backfilling of the Plant North pit at Prestea, which we mined from 2003 to 2006. The bonding requirements were met by a $1.2 million cash deposit and a $10.8 million letter of credit from a commercial bank. Provisions of the bond allow the bonded amount to be reduced as cash is spent on the progress of the backfill project. The bonded amount was reduced by $2.7 million in June and then a further $4.7 million in August, reflecting the effort and success achieved in backfilling the Plant North Pit.
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
Government of Ghana
The Ghana Government receives a royalty equal to 5% of mineral revenues, effective as of March 31, 2011.
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
Goulagou and Rounga
In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone has the right to acquire our 90% interest in the Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone is required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over a four-year period ended in February 2012, and may then purchase our interest for $18.6 million in cash or Riverstone common shares. We were entitled to receive up to two million shares of Riverstone over the term of the option, all of which were received as of March 31, 2011. In addition we received a one-time distribution of two million Riverstone common share purchase warrants during 2008. The Riverstone purchase warrants have an exercise price of Cdn$0.45.
LEGAL PROCEEDINGS
On July 19, 2011 B.D. Goldfields, Ltd. (“plaintiff”), a Ghanaian registered company, filed suit in the Superior Court of Judicature, the High Court of Justice, Commercial Division, in Accra, Ghana, against Golden Star Resources Ltd. and our subsidiary St. Jude Resources (Ghana) Ltd. The plaintiff is challenging the validity of the concession contracts and settlements related to our acquisition of the Hwini-Butre gold property in Ghana in 2006. More specifically the plaintiff is taking the position that the original sales agreement covered only a small section of the Hwini-Butre concession and is now seeking $24 million plus a royalty for the remaining portion of the concession. The plaintiff is also seeking an interim court injunction which would halt mining on the concession until all legal issues are resolved.
In 2008, the plaintiff filed two similar suits in the United States, challenging our ownership of the Hwini-Butre concession and these claims were dismissed by the courts.

Based on the earlier dismissed claims and comprehensive court- approved settlements that were reached among the plaintiff and our wholly- owned subsidiary St Jude Resources Ltd. and other related parties before the Ghanaian Court of Appeal in February 2006 with respect to title to the Hwini-Butre gold property, management has assessed the likelihood that any amount would be settled on this claim is remote. During the third quarter of 2011 we prepared a defense to this claim and filed it with the Ghana court on October 5, 2011. We are now awaiting the court's consideration of this case.

14. SHARE CAPITAL
Changes in share capital during the nine months ended September 30, 2011 are as follows:

	Shares	Amount
Balance at December 31, 2010	258,511,236	$693,487
Common shares issued:
Option exercises	113,250	297
Balance at September 30, 2011	258,624,486	$693,784

We held no treasury shares as of December 31, 2010 and September 30, 2011.

15. COST OF SALES

	For the three months ended September 30		For the nine months ended September 30
	2011	2010	2011	2010
Mining operations costs	$87,387	$77,329	$258,487	$216,655
Operations costs from/(to) metal inventory	1,310	(2,548)	851	(2,314)
Mining related depreciation and amortization	15,504	22,570	52,023	75,301
Accretion of asset retirement obligations	2,184	601	5,300	1,802
Total cost of sales	$106,385	$97,952	$316,661	$291,444
16. STOCK BASED COMPENSATION
Non-cash employee compensation expense recognized in general and administrative expense in the statements of operations with respect to the Plan are as follows:

	For the three months ended September 30		For the nine months ended September 30
	2011	2010	2011	2010
Total stock compensation expense	$564	$449	$2,784	$2,368

STOCK OPTIONS
We have one stock option plan, the Third Amended and Restated 1997 Stock Option Plan (the “Plan”) approved by shareholders in May 2010, under which options are granted at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 25,000,000 shares, of which 9,143,846 are available for grant as of September 30, 2011, and the exercise price of each option is not less than the closing price of our shares on the Toronto Stock Exchange on the day prior to the date of grant. Options typically vest over periods ranging from immediately to three years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.
We granted 1,988,000 and 1,308,500 options during the first nine months of 2011 and 2010, respectively. We do not receive a tax deduction for the issuance of options. As a result we do not recognize any income tax benefit related to the stock compensation expense.
The fair value of our option grants are estimated at the grant dates using the Black-Scholes option-pricing model. Fair values of options granted in the first nine months of 2011 and 2010 were based on the assumptions noted in the following table:

	For the nine months ended September 30
	2011	2010
Expected volatility	66.33 to 69.79%	67.95 to 77.37%
Risk-free interest rate	1.58 to 2.26%	2.34 to 2.58%
Expected lives	5.63 to 8.47 years	6.0 to 8.6 years
Dividend yield	0%	0%
Expected volatilities are based on the mean reversion tendency of the volatility of Golden Star's shares. Golden Star uses historical data to estimate share option exercise and employee departure behavior and this data is used in determining input data for the Black-Scholes model. Groups of employees that have dissimilar historical behavior are considered separately for valuation purposes. The expected term of the options granted represents the period of time that the options granted are expected to be outstanding; the range given above results from certain groups of employees exhibiting different post-vesting behaviors. The risk-free rate for periods within the contractual term of the option is based on the Canadian Chartered Bank administered interest rates in effect at the time of the grant.

A summary of option activity under the Plan during the nine months ended September 30, 2011:

	Options (‘000)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2010	6,724	3.35	7.0	9,001
Granted	1,988	2.80	10.0	—
Exercised	(113)	1.84	4.0	—
Forfeited, canceled and expired	(127)	3.65	6.0	—
Outstanding as of September 30, 2011	8,472	3.24	7.0	474

Exercisable as of September 30, 2011	6,047	3.32	6.0	393
Stock Bonus Plan
In December 1992, we established an Employees' Stock Bonus Plan (the “Bonus Plan”). The activity and status of the Bonus Plan is unchanged from what was disclosed in our December 31, 2010 annual report on Form 10-K.
Deferred Share Units
On March 9, 2011 the Board adopted a Deferred Share Unit Plan (“DSU plan”) which was subsequently approved by shareholders at the May 2011 annual meeting. The DSU Plan creates Deferred Share Units (“DSUs”), each representing the right to receive one share of Golden Star common stock upon redemption. DSUs may be redeemed only upon termination of the holder's services to the Company, and may be subject to vesting provisions. DSU awards are granted at the sole discretion of the Company's compensation committee. The DSU Plan allows directors, at their option, to receive all or any portion of their retainer by accepting DSUs in lieu of cash.
The compensation committee may also award DSUs to executive officers and/or directors in lieu of cash as a component of their long term performance compensation, the amount of such awards being in proportion to the officer's or director's achievement of pre-determined performance goals. As with DSU awards for directors' retainers, DSUs received as performance compensation are redeemable only upon termination of the holder's services to the Company. The Company may, at its option, provide cash in lieu of common shares upon a holder's redemption, the cash value being established by the share price on the DSU original award date, less all applicable tax withholding.

In the third quarter of 2011, the Company granted 8,483 units to directors of the company in lieu of fees earned and accrued in the second quarter of 2011. These units were immediately vested. The Company recognized compensation expense related to DSUs of $21,461. As of September 30, 2011, there was nil unrecognized compensation expense related to DSUs granted under the Company's DSU plan. There were 8,483 DSUs outstanding at September 30, 2011.

17. EARNINGS PER COMMON SHARE
The following table provides reconciliation between basic and diluted earnings per common share:

	For the three months ended September 30		For the nine months ended September 30
	2011	2010	2011	2010
Net income/(loss) attributable to Golden Star shareholders	$(10,196)	$15,944	$(9,316)	$1,075

Weighted average number of shares (millions)	258.6	258.2	258.6	257.8
Dilutive securities:
Options	—	2.0	—	1.8
Convertible debentures	—	—	—	—
Weighted average number of diluted shares (millions)	258.6	260.2	258.6	259.6

Net income/(loss) per share attributable to Golden Star shareholders:
Basic	(0.039)	0.062	(0.036)	0.004
Diluted	(0.039)	0.061	(0.036)	0.004
18. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREA

	Africa
As of and for the three months ended September 30	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2011
Revenues	$68,693	$57,187	$—	$—	$—	$125,880
Net income/(loss) attributable to Golden Star	2,881	8,174	(1,039)	(92)	(20,120)	(10,196)
Income tax expense	—	(3,621)	—	—	—	(3,621)
Capital expenditure	9,027	11,638	146	—	—	20,811
Total assets	371,787	253,685	2,532	228	83,560	711,792
2010
Revenues	$54,003	$49,648	$—	$—	$—	$103,651
Net income/(loss) attributable to Golden Star	833	1,793	(1,169)	(75)	14,562	15,944
Income tax benefit	—	43	—	—	—	43
Capital expenditure	13,115	12,076	29	—	—	25,220
Total assets	357,487	231,953	3,095	(251)	167,443	759,727

	Africa
As of and for the nine months ended September 30	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2011
Revenues	$162,790	$189,403	$—	$—	$—	$352,193
Net income/(loss) attributable to Golden Star	(12,889)	27,189	(2,419)	(356)	(20,841)	(9,316)
Income tax expense	—	(11,727)	—	—	—	(11,727)
Capital expenditure	29,877	28,407	421	—	—	58,705
Total assets	371,787	253,685	2,532	228	83,560	711,792
2010
Revenues	$168,212	$159,010	$—	$—	$—	$327,222
Net income/(loss) attributable to Golden Star	16,596	8,045	(2,446)	59	(21,179)	1,075
Income tax expense	—	(2,737)	—	—	—	(2,737)
Capital expenditure	29,806	20,176	1,613	—	95	51,690
Total assets	357,487	231,953	3,095	(251)	167,443	759,727
19. RELATED PARTIES
During the first nine months of 2011, we obtained legal services from a firm to which one of our board members is of counsel. The cost of services incurred from this firm during the first nine months of 2011 and 2010 was $0.3 million and $0.8 million, respectively. Our board member did not personally provide any legal services to the Company during these periods nor did he benefit directly or indirectly from payments for the services performed by the firm.
20. SUPPLEMENTAL CASH FLOW INFORMATION
In the first nine months of 2011, $2.5 million was paid for income taxes. Cash paid for income taxes during the first nine months of 2010 was $1.0 million. Cash paid for interest was $3.4 million in the first nine months of 2011 and $3.8 million in the first nine months of 2010.
In February 2010, the company recognized a non-cash $4.9 million liability and an offsetting $4.9 million asset related to delivery of a 10 megawatt power plant upon successful commissioning at Bogoso.

21. INTERNATIONAL FINANCIAL REPORTING STANDARDS
Our consolidated financial statements have been prepared in accordance with U.S. GAAP which differ from financial statements prepared in accordance with IFRS. The effect of applying IFRS to our financial statements is shown below:

CONSOLIDATED BALANCE SHEETS UNDER IFRS

	US GAAP			IFRS	IFRS
	As of September 30 2011	Note	Adjustments	As of September 30 2011	As of December 31 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$114,294			$114,294	$178,018
Accounts receivable	16,384			16,384	11,885
Inventories	64,625	1	$(21)	64,604	65,204
Deposits	8,368			8,368	5,865
Prepaids and other	2,097			2,097	1,523
Total Current Assets	205,768			205,747	262,495
RESTRICTED CASH	2,405			2,405	1,205
PROPERTY, PLANT AND EQUIPMENT	241,292			241,292	227,367
INTANGIBLE ASSETS	5,793			5,793	7,373
MINING PROPERTIES	254,172	2, 3	35,838	290,010	293,102
DEFERRED EXPLORATION	—	4	16,287	16,287	14,487
OTHER ASSETS	2,362			2,362	3,168
Total Assets	$711,792			$763,896	$809,197
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$23,139			$23,139	$34,522
Accrued liabilities	51,857			51,857	53,935
Fair value of derivatives	6,813			6,813	—
Asset retirement obligations	11,445			11,445	23,485
Current tax liability	714			714	1,128
Current debt	7,327			7,327	10,014
Total Current Liabilities	101,295			101,295	123,084
LONG TERM DEBT	133,259	6	(10,590)	122,669	117,290
ASSET RETIREMENT OBLIGATIONS	22,311	3	14,700	37,011	42,826
CAPITAL LEASES	—			—	—
NET DEFERRED TAX LIABILITY	24,932	5	5,208	30,140	21,094
Total Liabilities	$281,797			$291,115	$304,294
COMMITMENTS AND CONTINGENCIES	—			—	—
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized.
No shares issued and outstanding	—			—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 258,624,486 at September 30, 2011; 258,511,236 at December 31, 2010	693,784			693,784	693,487
CONTRIBUTED SURPLUS	19,258	7	1,125	20,383	17,433
EQUITY COMPONENT OF CONVERTIBLE NOTES	—	6	34,542	34,542	34,542
ACCUMULATED OTHER COMPREHENSIVE INCOME	1,679			1,679	1,959
DEFICIT	(283,352)		4,475	(278,877)	(243,930)
TOTAL GOLDEN STAR EQUITY	431,369			471,511	503,491
NONCONTROLLING INTEREST	(1,374)	8	$2,644	1,270	1,412
TOTAL EQUITY	$429,995			$472,781	$504,903
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$711,792			$763,896	$809,197

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) UNDER IFRS

	US GAAP			IFRS	IFRS
	For the three months ended			For the three months ended	For the three months ended

	September 30 2011	Note	Adjustments	September 30 2011	September 30 2010

REVENUE
Gold revenues	$125,880			$125,880	$103,651
Cost of sales	106,385	1,2,3	$886	107,271	90,824
Mine operating margin	19,495			18,609	12,827

Exploration expense	1,824	4	(735)	1,089	637
General and administrative expense	5,996	7	106	6,102	3,943
Abandonment and impairment	—	4	—	—	3
Derivative mark-to-market gains	13,245	6	(2,085)	11,160	(311)
Property holding costs	1,778			1,778	1,557
Foreign exchange loss	666			666	313
Interest expense	2,193	6	1,906	4,099	4,341
Interest and other income	(61)			(61)	(48)
Gain on sale of assets	(338)			(338)	—
Income/(loss) before income tax	(5,808)			(5,886)	2,392
Income tax expense	(3,621)	5	683	(2,938)	(487)
Net income/(loss)	$(9,429)			$(8,824)	$1,905
Net income attributable to noncontrolling interest	767	8	(203)	564	61
Net income/(loss) attributable to Golden Star shareholders	(10,196)			(9,388)	1,844

Net income/(loss) attributable to Golden Star shareholders per share:
Basic	$(0.039)			$(0.036)	$0.007
Diluted	$(0.039)			$(0.036)	$0.007
Weighted average shares outstanding (millions)	258.6			258.6	258.2
Weighted average number of diluted shares (millions)	258.6			258.6	260.2

OTHER COMPREHENSIVE INCOME/(LOSS)
Net income/(loss)	$(9,429)			$(8,824)	$1,905
Other comprehensive (income)/loss	59			59	310
Comprehensive income/(loss)	$(9,488)			$(8,883)	$2,215

Comprehensive income/(loss) attributable to Golden Star shareholders	$(10,255)			$(9,447)	$2,154
Comprehensive income attributable to noncontrolling interest	767	8	$(203)	564	61
Comprehensive income/(loss)	$(9,488)			$(8,883)	$2,215

Deficit, beginning of period	(273,156)			(269,489)	(234,687)
Deficit, end of period	$(283,352)			$(278,877)	$(232,843)

	US GAAP			IFRS	IFRS
	For the nine months ended			For the nine months ended	For the nine months ended

	September 30 2011	Note	Adjustments	September 30 2011	September 30 2010

REVENUE
Gold revenues	$352,193			$352,193	$327,222
Cost of sales	316,661	1,2,3	$(329)	316,332	279,646
Mine operating margin	35,532			35,861	47,576

Exploration expense	3,972	4	(1,966)	2,006	1,315
General and administrative expense	20,350	7	252	20,602	13,191
Abandonment and impairment	—	4	167	167	350
Derivative mark-to-market (gains)/losses	(4,368)	6	22,207	17,839	436
Property holding costs	6,141			6,141	3,855
Foreign exchange loss	1,385			1,385	884
Interest expense	6,663	6	5,792	12,455	12,637
Interest and other income	(163)			(163)	(343)
Gain on sale of investments	(336)			(336)	—
Income/(loss) before income tax	1,888			(24,235)	15,251
Income tax expense	(11,727)	5	819	(10,908)	(5,430)
Net income/(loss)	$(9,839)			$(35,143)	$9,821
Net income/(loss) attributable to noncontrolling interest	(523)	8	327	(196)	2,121
Net income/(loss) attributable to Golden Star shareholders	(9,316)			(34,947)	7,700

Net income/(loss) attributable to Golden Star shareholders per share:
Basic	$(0.036)			$(0.135)	$0.030
Diluted	$(0.036)			$(0.135)	$0.030
Weighted average shares outstanding (millions)	258.6			258.6	257.8
Weighted average number of diluted shares (millions)	258.6			258.6	259.6

OTHER COMPREHENSIVE INCOME/(LOSS)
Net income/(loss)	$(9,839)			$(35,143)	$9,821
Other comprehensive (income)/loss	(280)			(280)	650
Comprehensive income/(loss)	$(9,559)			$(34,863)	$10,471

Comprehensive income/(loss) attributable to Golden Star shareholders	$(9,036)			$(34,667)	$8,350
Comprehensive income/(loss) attributable to noncontrolling interest	(523)	8	$327	(196)	2,121
Comprehensive income/(loss)	$(9,559)			$(34,863)	$10,471

Deficit, beginning of period	(274,036)			(243,930)	(240,543)
Deficit, end of period	$(283,352)			$(278,877)	$(232,843)

CONSOLIDATED STATEMENTS OF CASH FLOWS UNDER IFRS

	US GAAP			IFRS	IFRS
	For the three			For the three	For the three
	months ended			months ended	months ended
	September 30			September 30	September 30
OPERATING ACTIVITIES:	2011	Note	Adjustments	2011	2010
Net income/(loss)	$(9,429)		$605	$(8,824)	$1,905
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	15,621	2, 4	3,319	18,940	22.365
Amortization of loan acquisition cost	321			321	1,088
Abandonment and impairment	—	4	—	—	—
Gain on sale of equity investments	—			—	—
Gain/Loss on sale of assets	(338)			(338)	4
Non cash employee compensation	564	7	106	670	533
Future income tax expense	2,908	5	(683)	2,225	317
Fair value (gain)/loss on derivatives	1,700			1,700	(312)
Fair value (gain)/loss on convertible debt	2,084	6	(2,084)	—	—
Accretion of asset retirement obligations	2,184	3	(1,852)	332	(2,005)
Reclamation expenditures	(8,416)			(8,416)	(1,934)
	7,199			6,610	21,960
Changes in non-cash working capital:
Accounts receivable	(1,886)			(1,886)	9,214
Inventories	1,177	2	(146)	1,031	(2,615)
Deposits	147			147	(1,495)
Accounts payable and accrued liabilities	4,265			4,265	6,388
Other	565	6	1,905	2,470	1,977
Net cash provided by operating activities	$11,467			$12,637	$35,429
INVESTING ACTIVITIES:
Expenditures on deferred exploration projects	—	4	(736)	(736)	(988)
Expenditures on mining properties	(12,211)	2	$(434)	(12,645)	(20,070)
Expenditures on property, plant and equipment	(13,678)			(13,678)	(9,966)
Cash securing letters of credit (used)/refunded	(1,200)			(1,200)	—
Change in accounts payable and deposits on mine equipment and material	2,499			2,499	(5,186)
Other	681			681	1,846
Net cash used in investing activities	$(23,909)			$(25,079)	$(34,364)
FINANCING ACTIVITIES:
Principal payments on debt	(2,622)			(2,622)	(8,814)
Proceeds from debt agreements and equipment financing	1,391			1,391	11,168
Other	52			52	(646)
Net cash provided by/(used in) financing activities	$(1,179)			$(1,179)	$1,708
Increase/(decrease) in cash and cash equivalents	(13,621)			(13,621)	2,773
Cash and cash equivalents, beginning of period	127,915			127,915	181,232
Cash and cash equivalents end of period	$114,294			$114,294	$184,005

	US GAAP			IFRS	IFRS
	For the nine			For the nine	For the nine
	months ended			months ended	months ended
	September 30			September 30	September 30
OPERATING ACTIVITIES:	2011	Note	Adjustments	2011	2010
Net income/(loss)	$(9,839)		$(25,304)	$(35,143)	$9,821
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	52,113	2, 4	5,848	57,961	76,206
Amortization of loan acquisition cost	993			993	893
Abandonment and impairment	—	4	167	167	—
Gain on sale of equity investments	—			—	—
Gain/Loss on sale of assets	(336)			(336)	351
Non cash employee compensation	2,784	7	252	3,036	2,588
Future income tax expense	9,255	5	(819)	8,436	3,655
Fair value (gain)/loss on derivatives	6,879			6,879	(631)
Fair value gain on convertible debt	(22,208)	6	22,208	—	—
Accretion of asset retirement obligations	5,300	3	(4,304)	996	2,420
Reclamation expenditures	(20,244)			(20,244)	(5,534)
	24,697			22,745	89,769
Changes in non-cash working capital:
Accounts receivable	(4,690)			(4,690)	(3,215)
Inventories	756	2	21	777	(6,926)
Deposits	(553)			(553)	(1,775)
Accounts payable and accrued liabilities	(14,534)			(14,534)	10,991
Other	(1,524)	6	5,792	4,268	6,017
Net cash provided by operating activities	$4,152			$8,013	$94,861
INVESTING ACTIVITIES:
Expenditures on deferred exploration projects	—	4	(1,966)	(1,966)	(2,859)
Expenditures on mining properties	(30,242)	2	$(1,895)	(32,137)	(37,949)
Expenditures on property, plant and equipment	(33,541)			(33,541)	(27,255)
Cash securing letters of credit (used)/refunded	(1,200)			(1,200)	—
Change in accounts payable and deposits on mine equipment and material	(685)			(685)	(2,593)
Other	681			681	4,066
Net cash used in investing activities	$(64,987)			$(68,848)	$(66,590)
FINANCING ACTIVITIES:
Principal payments on debt	(7,960)			(7,960)	(25,224)
Proceeds from debt agreements and equipment financing	4,861			4,861	25,674
Other	210			210	1,196
Net cash provided by/(used in) financing activities	$(2,889)			$(2,889)	$1,646
Increase/(decrease) in cash and cash equivalents	(63,724)			(63,724)	29,917
Cash and cash equivalents, beginning of period	178,018			178,018	154,088
Cash and cash equivalents, end of period	$114,294			$114,294	$184,005
Notes to IFRS Financial Statements:
The Company adopted IFRS as of January 1, 2011 with a transition date of January 1, 2009.
The Company has taken certain elections under IFRS 1 (International Financial Reporting Standard 1 - First-time Adoption of International Financial Reporting Standards Summary) to allow departure from retrospective application in certain areas. The areas where the Company has applied IFRS 1 include:

•	non-controlling interests;

•	business combinations;

•	share-based payment transactions;

•	asset retirement obligations; and

•	borrowing costs.

1.
In-Process inventory - Costs that qualify as betterment stripping are capitalized as Mining Properties under IFRS, but are included within inventory and expensed for U.S. GAAP. As a result, the amount of waste mining costs expensed and included within in-process metal inventory is higher under U.S. GAAP than under IFRS.

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
Costs of Betterment Stripping Capitalized under IFRS:

	Wassa/HBB	Bogoso/Prestea	TOTAL
Balance as of December 31, 2010	$12,935	$5,558	$18,493
Additions in the nine months ended September 30, 2011	—	1,890	1,890
Amortization of betterment stripping assets	(6,344)	—	(6,344)
Balance as of September 30, 2011	$6,591	$7,448	$14,039
It is expected that Wassa's deferred betterment stripping costs will be amortized in 2011 and 2012. Bogoso's deferred betterment stripping costs are expected to be amortized between 2012 and 2015.

3.
Forecasted amounts of required future environmental, reclamation and closure costs are the same under U.S. GAAP and IFRS. However, differences exist in determining the discount rate to be applied to the future costs. Under U.S. GAAP, the estimated liability for future reclamation and closure costs of each period's new environmental disturbances are discounted at the prevailing discount rates in effect during the period of the new disturbance and once the discount rate is applied, it is not revised in subsequent periods. This in effect creates layers of liability for new disturbances incurred in each time period. Under IFRS, at the end of each period, the entire pool of all estimated future cash costs for existing disturbances are discounted using the discount rate existing at the end of each period.

4.
Under U.S. GAAP, mineral property acquisition costs are capitalized. Pre-acquisition costs and subsequent exploration, mine development and direct general and administrative costs are expensed as incurred until such time as a feasibility study shows that the mineral property is economically viable. Following completion of a viable feasibility study all subsequent exploration, development and direct general and administrative costs are capitalized. For IFRS purposes, all exploration, mine development, acquisition and direct general and administrative costs related to exploration and development projects are capitalized into Deferred Exploration once sufficient work has been performed to demonstrate that an exploration asset exists. In each subsequent period, under IFRS, the exploration, engineering, development, financial and market information for each exploration project is reviewed by management to determine if such capitalized exploration and development costs are impaired. If found impaired, the exploration asset's cost basis is reduced in accordance with IFRS provisions. Amounts written off in the current year under IFRS, which have previously been expensed under U.S. GAAP, result in an adjustment when reconciling net income for the year.

Deferred Exploration IFRS - Consolidated capitalized expenditures on our exploration projects for the period ended September 30, 2011, were as follows:

	Deferred Exploration & Development Costs as of 12/31/2010	Capitalized Exploration Expenditures	Impairments	Other	Deferred Exploration & Development Costs as of 9/30/2011
AFRICAN PROJECTS
Ghana	$8,047	$2,285	$(166)	$—	$10,166
Sonfon - Sierra Leone	4,271	473	—	(792)	3,952
Other Africa	1,018	—	—	—	1,018
SOUTH AMERICAN PROJECTS
Saramacca - Suriname	1,151	—	—	—	1,151
Total	$14,487	$2,758	$(166)	$(792)	$16,287

5.
Income tax - The application of U.S. GAAP and IFRS tax accounting is the same for the company. The difference in the tax liability and expense arise from the changes in reported pre-tax income or loss under the different GAAPs as well as the differing treatment of various assets and liabilities.

6.
Convertible debentures - Under U.S. GAAP, convertible debt is measured at fair value at each reporting date with changes in fair value shown in the statement of operations. Fair value includes the value of the future stream of cash flows from the debt plus the fair value of the option component attached to the debenture. Fair value of the interest and principal is determined by discounting the cash flows at our external cost of funds. Fair value of the option component is determined using a Black-Scholes option pricing model. Under IFRS, the convertible debentures are separated into a liability and equity component. The fair value of the liability is determined at the origination of the debentures based on discounted cash flows of the future interest and principal, with the residual allocated to the equity portion. The amount of the liability is subsequently accreted through interest expense up to the full $125 million face value over the life of the debentures.

7.
Shareholders' Equity - Differences in Contributed Surplus reflect differences in stock option expense recognition. Under U.S. GAAP, the expense for a grant is recognized evenly over the vesting period of the grant. Under IFRS we expense each tranche of a grant evenly over that tranche's vesting period.

8.
Noncontrolling interest - The application of non-controlling interest accounting is the same under U.S. GAAP and IFRS. The difference in the recognized equity account and related expense arise from the changes in reported income or loss under the different GAAPs.

9.
Recently issued IFRS accounting standards - IAS 1 Presentation of Items of Other Comprehensive Income (“OCI”) - IAS 1 is intended to change the disclosure of items presented in Other Comprehensive Income (“OCI”), including a requirement to separate items presented in OCI into two groups based on whether or not they may be recycled to profit or loss in the future. The new pronouncement is effective for years beginning on or after January 1, 2012. Certain provisions of this pronouncement will be effective for us beginning in 2012. It is expected that these provisions will not have a material impact on our consolidated IFRS financial statements.

IFRS 13 Fair Value Measurement and Disclosure Requirements - IFRS 13 provides a single source of guidance on how to measure fair value where it is already required or permitted by other IFRS guidance and enhances disclosure requirements for information about fair value measurement. Certain provisions of this pronouncement will be effective for us beginning in 2013. It is expected that these provisions will not have a material impact on our consolidated IFRS financial statements.
IFRS 10 Consolidated Financial Statements - IFRS 10 replaces guidance on control and consolidation in IAS 27, Consolidated and Separate Financial Statements, and SIC-12 Consolidations - Special Purpose Entities. IFRS 10 changes the definition of control under IFRS so that the same criteria are applied to all entities to determine control. Certain provisions of this pronouncement will be effective for us beginning in 2013. It is expected that these provisions will not have a material impact on our consolidated financial statements.
IFRS 11 Joint Agreements - IFRS 11 replaces IAS-31 Interests in Joint Ventures. IFRS 11 reduces the types of joint arrangements to two: “joint ventures” and “joint operations”. IFRS 11 requires the use of equity accounting for interests in joint ventures, eliminating the existing policy choice of proportionate consolidation for jointly controlled entities under IAS 31. Entities that participate in joint operations will follow accounting much like that for jointly controlled assets and jointly controlled operations under IAS 31. Certain provisions of this pronouncement will be effective for us beginning in 2013. It is expected that these provisions will not have a material impact on our consolidated IFRS financial statements.
IFRS 12 Disclosure of Interest in Other Entities - IFSR 12 sets out the disclosure requirements for entities reporting under IFRS 10 and IFRS 11, and replaces the disclosure requirements currently found in IAS 28 Investments in Associates. Certain provisions of this pronouncement will be effective for us beginning in 2013. It is expected that these provisions will not have a material impact on our consolidated IFRS financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Form 10-K for the period ended December 31, 2010, and with the accompanying unaudited consolidated financial statements and related notes for the period ended September 30, 2011. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information available to November 7, 2011. All amounts shown are in thousands of dollars unless noted otherwise. All currency amounts are stated in U.S. dollars unless noted otherwise.
OVERVIEW OF GOLDEN STAR
We are a Canadian federally-incorporated, international gold mining and exploration company producing gold in Ghana, West Africa. We also conduct gold exploration in other countries in West Africa and in South America. Golden Star Resources Ltd. was established under the Canada Business Corporations Act on May 15, 1992. Our principal office is located at 10901 West Toller Drive, Suite 300, Littleton, Colorado 80127, and our registered and records offices are located at 333 Bay Street, Bay Adelaide Centre, Box 20, Toronto, Ontario M5H 2T6.
We own controlling interests in several gold properties in southwest Ghana:

•
Through a 90% owned subsidiary, Golden Star (Bogoso/Prestea) Limited (“GSBPL”), we own and operate the Bogoso/Prestea gold mining and processing operations (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. GSBPL operates a gold ore processing facility at Bogoso/Prestea with a capacity of up to 3.5 million tonnes of ore per annum, which uses bio-oxidation technology to treat refractory sulfide ore (“Bogoso sulfide plant”). In addition, GSBPL has a carbon-in-leach (“CIL”) processing facility located next to the sulfide plant, which is suitable for treating oxide gold ores (“Bogoso oxide plant”) at a rate up to 1.5 million tonnes per annum. Bogoso/Prestea produced and sold 170,973 ounces of gold in 2010 and 105,029 ounces of gold in the first nine months of 2011.

•
Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own and operate the Wassa open-pit gold mine and carbon-in-leach processing plant (“Wassa”), located approximately 35 km east of Bogoso/Prestea. The design capacity of the carbon-in-leach processing plant at Wassa (“Wassa processing plant”) is nominally 3.0 million tonnes per annum but varies depending on the ratio of hard to soft ore. GSWL also owns the Hwini-Butre and Benso concessions (“HBB”) in southwest Ghana. Ore from the HBB mines is sent to Wassa for processing. The Hwini-Butre and Benso concessions are located approximately 80 km and 50 km, respectively, by road south of Wassa. Wassa/HBB produced and sold 183,931 ounces of gold in 2010 and 125,280 ounces of gold in the first nine months of 2011.

We also hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Burkina Faso, Niger and Côte d'Ivoire, and in South America we hold and manage exploration properties in Brazil.
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

	For the three months ended
	September 30, 2011
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$31,967	$49,021	$80,988
Royalties	2,881	3,664	6,545
Costs from metals inventory	16	1,278	1,294
Mining related depreciation and amortization	7,754	7,759	15,513
Accretion of asset retirement obligations	291	1,754	2,045
Cost of sales – GAAP	42,909	63,476	106,385
Less royalties	(2,881)	(3,664)	(6,545)
Less betterment waste stripping costs	(281)	(434)	(715)
Less operations-related foreign exchange losses	121	124	245
Less mining related depreciation and amortization	(7,754)	(7,759)	(15,513)
Less accretion of asset retirement obligations	(291)	(1,754)	(2,045)
Cash operating cost	$31,823	$49,989	$81,812

Plus royalties	2,881	3,664	6,545
Total cash costs	$34,704	$53,653	$88,357

Ounces sold	33,485	40,376	73,861
Cost per ounce measures ($/oz):
Cash operating cost per ounce	$950	$1,238	$1,108
Total cash cost per ounce	$1,036	$1,329	$1,196

	For the three months ended
	September 30, 2010
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$34,568	$42,078	$76,646
Royalties	170	511	681
Costs (to)/from metals inventory	(601)	(1,665)	(2,266)
Mining related depreciation and amortization	13,059	9,230	22,289
Accretion of asset retirement obligations	237	364	601
Cost of sales – GAAP	47,433	50,518	97,952
Less royalties	(170)	(511)	(681)
Less betterment waste stripping costs	(2,433)	(2,263)	(4,696)
Less operations-related foreign exchange losses	30	108	138
Less mining related depreciation and amortization	(13,059)	(9,230)	(22,289)
Less accretion of asset retirement obligations	(237)	(364)	(601)
Cash operating cost	$31,564	$38,258	$69,822

Plus royalties	170	511	681
Total cash costs	$31,734	$38,769	$70,503

Ounces sold	40,359	44,279	84,638
Cost per ounce measures ($/oz):
Cash operating cost per ounce	$782	$864	$825
Total cash cost per ounce	$786	$876	$833

	For the nine months ended
	September 30, 2011
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$104,863	$138,288	$243,151
Royalties	8,046	7,290	15,336
Costs (to)/from metals inventory	(1,504)	2,355	851
Mining related depreciation and amortization	31,234	20,789	52,023
Accretion of asset retirement obligations	868	4,432	5,300
Cost of sales – GAAP	143,507	173,154	316,661
Less royalties	(8,046)	(7,290)	(15,336)
Less waste betterment stripping costs	—	(1,890)	(1,890)
Less operations-related foreign exchange losses	293	251	544
Less mining related depreciation and amortization	(31,234)	(20,789)	(52,023)
Less accretion of asset retirement obligations	(868)	(4,432)	(5,300)
Cash operating cost	$103,652	$139,004	$242,656

Plus royalties	8,046	7,290	15,336
Total cash costs	$111,698	$146,294	$257,992

Ounces sold	125,280	105,029	230,309
Cost per ounce measures ($/oz):
Cash operating cost per ounce	$827	$1,323	$1,054
Total cash cost per ounce	$892	$1,393	$1,120

	For the nine months ended
	September 30, 2010
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$95,529	$110,802	$206,331
Royalties	4,839	5,483	10,322
Costs to metals inventory	(1,292)	(739)	(2,031)
Mining related depreciation and amortization	45,760	29,260	75,020
Accretion of asset retirement obligations	711	1,091	1,802
Cost of sales – GAAP	145,547	145,897	291,444
Less royalties	(4,839)	(5,483)	(10,322)
Less betterment waste stripping costs	(8,473)	(5,042)	(13,515)
Less operations-related foreign exchange (gains)/losses	131	(150)	(19)
Less mining related depreciation and amortization	(45,760)	(29,260)	(75,020)
Less accretion of asset retirement obligations	(711)	(1,091)	(1,802)
Cash operating cost	$85,895	$104,871	$190,766

Plus royalties	4,839	5,483	10,322
Total cash costs	$90,734	$110,354	$201,088

Ounces sold	135,036	142,952	277,988
Cost per ounce measures ($/oz):
Cash operating cost per ounce	$636	$734	$686
Total cash cost per ounce	$672	$772	$723

We use total cash cost per ounce and cash operating cost per ounce as key operating indicators. We monitor these measures monthly, comparing each month's values to prior periods' values to detect trends that may indicate increases or decreases in operating efficiencies. These measures are also compared against budget to alert management of trends that may cause actual results to deviate from planned operational results. We provide these measures to our investors to allow them to also monitor operational efficiencies of our mines. We calculate these measures for both individual operating units and on a consolidated basis.

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
BUSINESS STRATEGY AND DEVELOPMENT
Our business and development strategy is focused primarily on the acquisition of producing and development-stage gold properties in Ghana and on the exploration, development and operation of these properties. We also pursue gold exploration activities in South America and other countries in West Africa.
We acquired the Bogoso property and began operating its mines and CIL processing facility in 1999. In 2001, we acquired the Prestea property located adjacent to the Bogoso property. In late 2002, we acquired Wassa, and constructed the Wassa processing plant, which began commercial operation in April 2005. In July 2007, we completed construction and development of the Bogoso sulfide plant. In late 2005, we acquired the HBB properties consisting of the Benso and Hwini-Butre properties. Benso began sending ore to the Wassa processing plant in 2008, and in 2009, following its development phase, Hwini-Butre began sending ore to the Wassa processing plant.
Our overall objective is to continue the growth of our mining business to become a mid-tier gold producer. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.
In addition to our gold mining and development activities, we actively explore for gold in West Africa and South America, investing approximately $20 million on such activities during 2010 and expect to spend a approximately the same amount in 2011. We are conducting regional reconnaissance projects in Ghana, Cote d'Ivoire and Brazil, and have drilled more advanced targets in Ghana, Niger, Sierra Leone and Burkina Faso. See Item 2 - “Description of Properties” of our Annual Report on Form 10-K for the year ended December 31, 2010 for additional details on our assets.
TRENDS AND EVENTS IN THE NINE MONTHS ENDED SEPTEMBER 30, 2011

GOLD PRICES
Gold prices have generally trended upward during the last ten years from a low of $260 per ounce in 2001 to a high of $1,895 per ounce in September 2011. While prices have since retreated somewhat from the September 2011 peak, we realized $1,704 per ounce for our gold shipments during the third quarter of 2011, up from $1,225 per ounce during the third quarter of 2010.
ADOPTION OF U.S. GAAP IN 2011
Golden Star had, since its inception, reported to security regulators in both Canada and the U.S. using Canadian GAAP financial statements with a footnote reconciliation to U.S. GAAP. However, a change in SEC position in late 2009 required that Canadian companies such as Golden Star, which do not qualify as foreign private issuers, must file their financial statements in the U.S. using U.S. GAAP after 2010.
In response, we adopted U.S. GAAP as of January 1, 2011 for all subsequent reporting in the U.S., Canada, and Ghana. Our financial reporting after January 1, 2011 also presents, in a footnote to our U.S. GAAP financial statements, a reconciliation to international financial reporting standards (“IFRS”). This is done to facilitate comparison of our financial results to those of other gold mining companies reporting in IFRS.

STABILIZATION LEVY EXTENSION
Early in 2011, the Ghanaian government announced that its stabilization levy, originally scheduled to expire at the end of 2010, has been extended through the end of 2011. The levy requires certain Ghanaian companies, including all mining companies, to pay a levy equal to 5% of “profits before tax” as disclosed on their statements of operations.
INCREASES IN OPERATING COSTS
The price of several of our operational inputs has increased by material amounts during the past year. Most notably the costs of labor, fuel, electric power, and cyanide have shown material increases. These increases have contributed to higher cash costs as compared to prior periods.

CONSOLIDATED RESULTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30		September 30
SUMMARY OF FINANCIAL RESULTS	2011	2010	2011	2010
Gold sales (oz)	73,861	84,638	230,309	277,988
Average realized price ($/oz)	1,704	1,225	1,529	1,177
Gold revenues ($ in thousands)	125,880	103,651	352,193	327,222
Cash flow provided by operations ($ in thousands)	11,467	29,624	4,152	78,487
Net income/(loss) attributable to Golden Star shareholders ($ in thousands)	(10,196)	15,944	(9,316)	1,075
Net income/(loss) per share – basic ($)	(0.039)	0.062	(0.036)	0.004
THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010
Results for the three months ended September 30, 2011 include a net loss attributable to Golden Star shareholders (“net loss”) of $10.2 million or $0.039 per share, compared with net income of $15.9 million or $0.062 per share in the same period of 2010. Third quarter 2011 gold sales totaled 73,861 ounces, down from 84,638 ounces sold in the same quarter of 2010. Our average realized gold price increased to $1,704 per ounce, up 39% from $1,225 in the third quarter of 2010. Gold revenues increased to $125.9 million in the third quarter of 2011, up from $103.7 million in the same period in 2010. While ounces sold were lower than in the same period of 2010, higher gold prices resulted in the increase in gold revenues.
Our third quarter 2011 mine operating margin improved by $13.8 million from the same period of 2010. While both mines sold fewer ounces and had higher operating costs than in the same period of 2010, higher gold prices more than offset the impact of these factors resulting in higher operating margins.
Third quarter 2011 consolidated cash operating costs of $81.8 million were up $12.0 million from $69.8 million in the third quarter of 2010. The increase in cash operating costs over 2010 costs reflects increasing prices of many of our key operating inputs. These include increases in the price of electric power, labor, cyanide, fuel, and other reagents used in processing plants. Electric power rates during the third quarter of 2011 were approximately double those of a year ago, and fuel prices are up approximately 34 percent from the third quarter of 2010. See operational discussions below for more details.
Depreciation charges for the third quarter of 2011 were down $7.1 million from the same period in 2010 due to lower ounces sold at Bogoso and at Wassa, and also due to the decrease in depreciation and amortization expense per ounce from the increase in gold reserves at the end of 2010. Interest expense totaled $2.2 million in the third quarter of 2011, down marginally from $2.4 million in the same period of 2010. The $13.2 million loss on derivatives during the third quarter, was a combination of a $2.1 million loss on fair value of the option feature in our convertible debentures in response to lower prices of our common shares, and an $11.1 million loss on gold hedges which lost value during the quarter as gold prices increased. In comparison, we recorded a $19.0 million gain on the fair value of the conversion feature of our convertible debentures in the third quarter of 2010 in response to rising prices for our common shares.
NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010
Results for the nine months ended September 30, 2011 include a net loss attributable to Golden Star shareholders of $9.3 million or $0.036 per share, compared with net income of $1.1 million or $0.004 per share in the same period of 2010. Gold sales totaled 230,309 ounces in the first nine months of 2011, down from 277,988 ounces in the same period of 2010. The average realized gold price increased to $1,529 per ounce, up 30% from $1,177 per ounce in the first nine months of 2010. The gold price increase in the first nine months of 2011 more than offset the revenue impact of lower ounces sold, resulting in a $25.0 million increase in sales revenue as compared to the same period in 2010.
Consolidated cash operating costs totaled $242.7 million in the first nine months of 2011, up from 190.8 million in the same period of 2010. The increase in cash operating costs reflects increasing prices of many of our key operating inputs. These included increases in the price of electric power, labor, cyanide, fuel, and other reagents used in our processing plants. Electric power rates during the first nine months of 2011 were approximately double those of a year ago, and fuel prices are up approximately 34 percent from a year earlier. See discussions below under "Bogoso/Prestea Operations" and "Wassa Operations" for additional information.
While our $35.5 million mine operating margin in the first nine months of 2011 was unchanged from the first nine months of 2010, we had a $9.3 million net loss for the period as compared to net income of $1.1 million in the same period of 2010.

Higher income tax expense was the major factor contributing to the decline in earnings as compared to the first nine months of 2010. The increase in income tax expense is related to higher taxable earnings at Wassa.
General and administrative expenses were $7.4 million higher than in the same period of 2010. Most of the increase was related to one-time corporate advisory and consulting fees, addition of a technical services group and higher personnel costs. A $22.2 million gain was recognized on the fair value of the conversion feature our convertible debentures and a $17.8 million loss was recognized on gold hedges. The gain on debentures was related to a decrease in the fair value of the debenture liability caused by a decrease in the fair value of the debenture's conversion feature as Golden Star's share price fell during the first nine months. The $17.8 million loss on the fair value of hedges was a combination of $11.0 million realized loses on the gold hedges during the first nine months of 2011 and a $6.8 million loss on the fair value of the hedge position still outstanding at September 30, 2011. Hedge losses were caused by increases in gold prices over the first nine months of 2011. In comparison, there was a $5.1 million loss on the fair value of our convertible debentures in the first nine months of 2010, reflecting increases in the value of the option component of the debentures as our share price rose during the nine months. Gold hedge losses totaled $1.1 million in the first nine months of 2010 due to increases in gold prices during the period the hedges were outstanding.
Depreciation charges in the first nine months of 2011 were down $23.3 million from the same period in 2010 due to fewer ounces sold at Bogoso and Wassa, and also due to the decrease in depreciation and amortization expense per ounce at both mines from the increase in gold reserves at the end of 2010.
BOGOSO/PRESTEA OPERATIONS

	For the three months ended September 30		For the nine months ended September 30
	2011	2010	2011	2010
BOGOSO/PRESTEA OPERATING RESULTS
Ore mined refractory (t)	593,832	689,886	1,896,705	2,142,487
Ore mined non-refractory (t)	83,934	21,491	90,706	30,636
Total ore mined (t)	677,766	711,377	1,987,411	2,173,123
Waste mined (t)	6,884,238	5,065,036	16,366,225	13,012,853
Refractory ore processed (t)	578,797	749,536	1,904,113	2,142,249
Refractory ore grade (g/t)	2.63	2.94	2.47	3.03
Gold recovery – refractory ore (%)	75.9	61.3	67.2	67.8
Non-refractory ore processed (t)	—	—	—	—
Non-refractory ore grade (g/t)	—	—	—	—
Gold recovery - non-refractory ore (%)	—	—	—	—
Gold sales (oz)	40,376	44,279	105,029	142,952

Total cash cost ($/oz)	1,329	876	1,393	772
Royalties ($/oz)	91	12	70	38
Cash operating cost ($/oz)	1,238	864	1,323	734
THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010
Bogoso/Prestea's third quarter 2011 revenues totaled $68.7 million, up $14.7 million from $54.0 million in the third quarter of 2010. While ounces sold were lower than a year earlier, increases in the realized gold price more than offset this, resulting in higher gold revenues. Third quarter 2011 realized average gold price rose to $1,701 per ounce, up from $1,220 per ounce a year earlier. Bogoso sold 40,376 ounces in the third quarter of 2011, down from 44,279 ounces in the third quarter of 2010. Decreases in tonnes processed and plant feed grade, as compared to the same quarter of 2010, contributed to the drop in ounces sold. While ounces sold were down from a year earlier, third quarter ounces sold were up from 28,021 ounces in the fourth quarter of 2010, 30,576 ounces in the first quarter of 2011 and from 34,077 ounce in the second quarter of 2011.
The decrease in grade reflects natural variability in the ore deposits being mined. The drop in tonnes processed as compared to the third quarter of 2010 reflects lower availability of ore as we pursued an accelerated waste stripping program at the Chujah pit during the quarter in order to allow a more steady supply of ore in subsequent quarters.
Gold recovery increased to 75.9% in the third quarter of 2011, up from 61.3% in the third quarter of 2010. This improvement has been expected as mining progressed deeper into the Chujah and Bogoso North pits during recent quarters, thereby accessing larger quantities of fresh ore which typically yield higher gold recovery. Implementation of new ore blending procedures in recent quarters have also contributed to the upward trend in gold recovery. In response to the measures explained above, Bogoso's gold recovery has increased from 56.2% in the fourth quarter of 2010, to 61.0% in the first quarter of 2011, to 66.0% in the second quarter of 2011 and to 75.9% in the most recent quarter. As in the third quarter of 2010, there was no oxide ore processed at the Bogoso oxide plant in the third quarter of 2011.
Bogoso's third quarter 2011 cash operating costs totaled $50.0 million, up from $38.3 million in the third quarter of 2010. Bogoso mined 30% more waste rock in the third quarter of 2011 than it did a year earlier, which resulted in higher equipment rental costs, additional equipment maintenance costs and higher equipment operating costs. Increases in the price of electric power, fuel, cyanide and labor since the third quarter of 2010 also contributed to the increase in operating expense.
A decrease in ounces sold as compared to the third quarter of 2010, combined with higher total cash operating costs, resulted in cash operating costs per ounce of $1,238, up from $864 in the third quarter of 2010. Bogoso's third quarter 2011 royalty costs were higher than a year earlier. Third quarter 2010 royalty expense was abnormally low because in September 2010 the government of Ghana announced that an increase in the gold royalty rate it had implemented earlier in 2010 would be deferred to early 2011. As a result, all of the increased royalty amounts accrued in earlier months of 2010 were reversed in September 2010. The drop in ounces sold also contributed to lower units-of-production amortization expense, as did an increase in gold reserves at the end of 2010.

Mining was started at the Pampe oxide property near Bogoso during the third quarter. The Pampe oxide ore will be stockpiled during the balance of 2011. The Bogoso oxide plant is scheduled to begin processing Pampe oxide ore by early 2012. Bogoso also began mining a new ore zone at the north end of the Buesichem pit south of Bogoso in the third quarter. This pit will furnish refractory ore to the Bogoso sulfide plant.
In March 2011, GSBPL provided $12 million of reclamation bonding to the Ghana Environmental Protection Agency (“EPA”) to cover backfilling of the Plant North pit at Prestea, which we mined from 2003 to 2006. The bonding requirements were met by a $1.2 million cash deposit and a $10.8 million letter of credit from a commercial bank. Backfilling was completed early in the fourth quarter of 2011 with surface drainage, capping and site rehabilitation left to complete. We also expect that the remaining bonding requirement and cash collateral will be released to us prior to the end of 2011. At September 30, 2011, the bonding requirement was reduced to $3.4 million reflecting work completed on the backfill project during 2011.
NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010
Bogoso/Prestea's revenues totaled $162.8 million in the first nine months of 2011, down from $168.2 million in the same period of 2010. The decrease was a result of a drop in the number of ounces sold, partially offset by higher gold prices. Bogoso's realized gold price averaged $1,550 per ounce in the first nine months of 2011, up from $1,177 per ounce a year earlier. Bogoso's sales decreased to 105,029 ounces in the first nine months of 2011, down from 142,952 ounces in the first nine months of 2010. Decreases in tonnes processed and plant feed grade were the major factors contributing to the drop in ounces sold.
The decrease in grade as compared to the first nine months of 2010 reflects a change in ore source. In the first nine months of 2010, Bogoso's main feed source was the higher-grade Buesichem pit, but mining was completed at the Buesichem pit in the third quarter of 2010, and subsequently Bogoso moved its mining fleet to other pits at Bogoso where ore grades have been lower than at Buesichem. The drop in tonnes processed, as compared to the first nine months of 2010, reflects lower availability of ore in recent quarters as we have pursued an accelerated waste stripping program at the Chujah pit to allow a more steady supply of ore in subsequent periods.
Bogoso's cash operating costs totaled $139.0 million in the first nine months of 2011, up from $104.9 million in the first nine months of 2010. Bogoso mined 26% more waste rock in the first nine months of 2011 than it did in the same period a year earlier, which resulted in higher equipment rental costs, additional equipment maintenance costs and additional equipment operating costs. Increases in the price of electric power, fuel, cyanide and labor since early 2010 also contributed to higher operating costs as did higher maintenance expense than a year earlier.
A decrease in ounces sold and higher cash operating costs resulted in a $1,323 per ounce cash operating cost in the first nine months of 2011, up from $734 per ounce in the same period of 2010. Bogoso's royalty costs were higher than a year earlier due to an increase in the government of Ghana's royalty rate from 3% in 2010 to 5% in 2011. The drop in ounces sold contributed to lower units-of-production amortization expense, as did an increase in gold reserves at the end of 2010.

WASSA OPERATIONS

	For the three months ended September 30		For the nine months ended September 30
	2011	2010	2011	2010
WASSA/HBB OPERATING RESULTS
Ore mined (t)	622,684	580,072	1,901,986	1,810,830
Waste mined (t)	3,927,439	4,934,842	11,533,711	14,807,757
Ore and heap leach materials processed (t)	601,491	619,985	1,990,727	1,869,363
Grade processed (g/t)	1.82	2.12	2.04	2.36
Recovery (%)	93.7	94.6	94.4	94.9
Gold sales (oz)	33,485	40,359	125,280	135,036

Total cash cost ($/oz)	1,036	786	892	672
Royalties ($/oz)	86	4	65	36
Cash operating cost ($/oz)	950	782	827	636
THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010
Wassa sold 33,485 ounces in the third quarter of 2011, down from 40,359 ounces in the third quarter of 2010. The impact of fewer ounces sold was offset by higher average gold prices, and third quarter revenues totaled $57.2 million, up from $49.6 million in the same quarter of 2010. Wassa's third quarter 2011 realized gold price averaged $1,708 per ounce, up from $1,230 per ounce a year earlier.
Wassa processed 18,494 less tonnes of ore during the third quarter of 2011 than it did in the same period of 2010, mainly due to unscheduled plant maintenance in the quarter. Plant feed grades were lower than in the same period of 2010, which also contributed to fewer ounces sold. Ore grades fell as mining proceeded into lower grade areas of the Wassa and Benso ore bodies. Gold recoveries dropped marginally in response to lower feed grades.
Cash operating costs totaled $31.8 million in the third quarter of 2011, up 1% from $31.6 million in the third quarter of 2010. While cash operating costs were essentially unchanged, the drop in ounces sold as compared to the same period in 2010, caused higher cash operating costs of $950 per ounce, as compared to $782 per ounce in the same quarter of 2010.
As at Bogoso, royalty expense was lower than in the same period of 2010. Third quarter 2010 royalty expense was abnormally low because in September 2010 the government of Ghana announced that an increase in the gold royalty rate it had implemented earlier in 2010 would be deferred to early 2011. As a result, all of the increased royalty amounts accrued in earlier months of 2010 were reversed in September 2010.
NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010
Wassa sold 125,280 ounces in the first nine months of 2011, down from 135,036 ounces in the first nine months of 2010. While plant throughput was higher than in the first nine months of 2010, plant feed grades dropped to 2.04g/t, down from 2.36g/t in the first nine months of 2010, offsetting the improvement in processing rates. Ore grades fell as mining proceeded into lower grade areas of the Wassa and HBB ore bodies during the first nine months of 2011. Higher realized gold prices offset the lower ounces sold to yield revenues of $189.4 million, up from $159.0 million in the first nine months of 2010. Wassa's realized gold price averaged $1,512 per ounce in the first nine months of 2011, up from $1,178 per ounce a year earlier.
Cash operating costs totaled $103.7 million in the first nine months of 2011, up from $85.9 million in the first nine months of 2010. Increases in the price of electric power, fuel, cyanide, labor and maintenance contributed to higher operating costs. The drop in ounces sold as compared to first nine months of 2010, coupled with higher cash operating costs, resulted in an increase in cash operating cost per ounce to $827, as compared to $636 per ounce in the same period of 2010.

We expect to complete mining operations at Benso by the end of 2011. At that time, mining rates will be increased at Hwini-Butre and Wassa to compensate for the loss of Benso ore.

DEVELOPMENT PROJECTS
PAMPE AND THE BOGOSO OXIDE PLANT REFURBISHMENT
During the third quarter of 2011 we restarted mining operations at the Pampe oxide property located 19 kilometers west of the Bogoso processing plant site. It is expected that Pampe oxide ores will be less expensive to process than the Bogoso sulfide ores and should yield better gold recovery rates. Pampe oxide ore will be stockpiled during the balance of 2011, and the Bogoso oxide plant is scheduled to begin processing Pampe oxide ore early in 2012. The Bogoso oxide plant is now undergoing refurbishment in anticipation of processing Pampe oxide and other non-refractory ores. The refurbishment is expected to be completed in the fourth quarter of 2011.
BOGOSO TAILINGS RECOVERY PROJECT
Construction continued at Bogoso on our hydraulic tailings recovery system that will feed tailings from a decommissioned Bogoso tailings storage facility directly into the Bogoso oxide plant's CIL circuit. The final environmental permit needed for start-up was received in late October 2011. While the grade of the tailings material is lower than that of the ores typically treated in the Bogoso oxide plant in the past, operating costs are expected to be low since reclaimed tailings have low mining costs and can be fed directly into the existing CIL circuit, thereby resulting in lower overall processing costs. It is expected that this material will be a supplemental feed to oxide ores mined from Pampe and later from Prestea South once mining is initiated there. Permits are also being sought to allow future recovery of old tailings from the Marlu area located approximately eight km north of the Bogoso oxide plant.
EXPLORATION
During the third quarter of 2011, exploration programs remained focused on defining and delineating additional resources around our mining operations in Ghana. In addition we have advanced exploration activities at our projects in Brazil, Sierra Leone and Cote d'Ivoire. We are planning to spend approximately $20 million on exploration efforts in 2011.
During the third quarter, we employed seven drill rigs in and around our active mine sites at Bogoso/Prestea, Wassa, Hwini-Butre and Benso. At Bogoso/Prestea, drilling of the Buesichem South target was completed and results will now be used to update the resource block models to update our 2011 year-end reserve and resource statements. The drill rigs from Buesichem South were shifted to in-fill drilling at Bogoso North, Chujah and Pampe, where they will remain till the end of 2011.
At Wassa, Hwini Butre and Benso, drilling continued to focus on deeper, higher-grade gold mineralization beneath the Wassa Main pits and the Father Brown underground target. Drilling will continue at all of these programs till the end of the year.
The political situation in Cote d'Ivoire continues to improve, and mining and exploration groups are now working again. Our exploration permit renewal applications are pending with the new government, and we have been advised these will be processed in the fourth quarter of 2011. Once approved, we plan to mobilize one of our RAB drill rigs to commence initial drill testing of the large low level gold in soil anomalies we have defined there in recent years.
In Sierra Leone we are currently in negotiations with the government to renew our Sonfon exploration permit. The Sonfon project is held in partnership with Aureus Resources, and we intend to do another drilling campaign later this year, pending license renewal.

In Brazil our regional stream and soil sampling programs continued in northern Mato Grosso state on the Iriri Joint Venture with Votorantim Metals. Crews will continue field work into the fourth quarter until the seasonal rains make field access difficult. We are hoping to complete the majority of regional stream sediment samples before the onset of the rains.
LIQUIDITY AND CAPITAL RESOURCES
During the first nine months of 2011, our cash and cash equivalents decreased by $63.7 million to $114.3 million at September 30, 2011. A total of $65.0 million was used in investing activities, including $30.2 million on mining property development projects, $33.5 million for the acquisition of new equipment and facilities at the mine sites and $1.3 million on other capital items. Debt payments used a net $2.9 million, and operations provided $4.2 million of cash.
Operations produced $24.7 million of cash flow before working capital changes during the first nine months of 2011 and this was after using $18.1 million to back fill the Plant North pit. Approximately $11.7 million of cash was used as working capital in January 2011 to pay a retroactive increase in electric power rates announced in Ghana in December 2010. Cash flow before working capital changes should be considered a non-GAAP measure.
Back filling at Plant North pit was completed early in the fourth quarter of 2011, and going forward, cash needs will decease as this project transitions from backfilling to contouring, capping and surface rehabilitation.
Payments on our equipment financing facility reduced the outstanding balance to $14.6 million at September 30, 2011, with available credit of $25.4 million. During the first nine months of 2011, all of our cash was held as cash or was invested in funds that held only U.S. treasury notes and bonds.
LIQUIDITY OUTLOOK
We expect to spend up to $45 million on capital projects at Bogoso/Prestea and Wassa/HBB during the fourth quarter, bringing total 2011 capital spending to approximately $110 million. In addition, we expect to spend an additional $4 million on rehabilitation projects at Bogoso/Prestea and Wassa/HBB during 2011, most of which is related to rehabilitation of the back filled areas at the Plant North pit and associated waste dump footprints at Prestea.
We maintain a $40.5 million revolving line of credit and also have an additional $25.4 million of borrowing capacity under our equipment financing credit facility. During the remainder of 2011, we plan to pay $2.2 million of principal and interest on our equipment financing facility, $2.5 million of interest payments on the convertible debentures which mature on November 30, 2012, and $0.7 million in interest and principal of our capital leases. Subject to certain limitations, the debentures are repayable upon maturity, at our option, in cash, shares or a combination thereof.
We expect that our operating cash flow, along with cash on hand, the revolving credit facility and equipment financing facility, will be sufficient to cover capital and operating needs for the next twelve months.
Schedule of payments on outstanding debt as of September 30, 2011:

	Three Months
Debt	2011	2012	2013	2014	2015	Maturity
Equipment financing loans
principal	$1,891	$5,974	$4,123	$1,904	$782	2011 to 2015
interest	261	729	354	132	39
Capital leases
principal	660	224	—	—	—	February 28, 2012
interest	15	2	—	—	—
Revolving credit facility
principal	—	—	—	—	—	September 30, 2012
interest	—	—	—	—	—
Convertible debentures
principal	—	125,000	—	—	—	November 30, 2012
interest	2,500	5,000	—	—	—
Total	$5,327	$136,929	$4,477	$2,036	$821
LOOKING AHEAD
Bogoso/Prestea continued to focus its efforts in the third quarter of 2011 on returning the Chujah pit to design by mining 36% more waste than in the third quarter of 2010. This resulted in a temporary increase in the stripping ratio to 10:1 from 6.7:1, a lower ore mining rate and processing throughput, and a commensurate increase in cash operating costs. We expect to mine extra waste through the end of 2011 with the stripping ratio dropping to design for the whole of 2012.
While Bogoso's processed ore grade was down 11% in the third quarter of 2011, quarter on quarter, this was offset by the higher metallurgical recovery attained in the sulfide plant. This was a direct consequence of processing an appropriate blend of fresh and transition ores rather than milling a higher proportion of transition material. Recovery rates have improved from previous quarters, with sulfide recovery rates increasing from 56.2% for the fourth quarter of 2010, to 61.0% for the first quarter of 2011, to 66.0% for the second quarter of 2011 and to 75.9% in the third quarter of 2011. As the pits are returned to design over the next two quarters, we expect to be able to feed a more optimal blend of ore at a higher and more consistent rate, and it is expected that this will result in continued higher recovery and higher gold production going forward.
Our main objectives for the remainder of 2011 are:

•	Development of the Bogoso tailings treatment project;

•	Continue to optimize and stabilize ore feed at Bogoso to improve throughput, metallurgical recoveries and resultant gold production;

•	Improved mining and processing rates at Wassa; and

•	Continue reserve and resource definition drilling at Bogoso/Prestea and Wassa/HBB.

The following guidance reflects current expectations of performance at the Bogoso and Wassa mines for 2011 and 2012:

	Actual	Forecast

	Nine Months 2011	Q4 2011	2011 Total	2012 Total
Bogoso
Ounces	105,029	40,000	145,029	250,000
Average cash operating cost per ounce	$1,323	$1,200	$1,290	$950
Wassa
Ounces	125,280	40,000	165,280	145,000
Average cash operating cost per ounce	$827	$900	$843	$850
Consolidated
Ounces	230,309	80,000	310,309	395,000
Average cash operating cost per ounce	$1,054	$1,050	$1,052	$913

Bogoso's fourth quarter guidance has been revised downward from earlier expectations, reflecting lower plant through put in October, primarily due to time spent on essential plant maintenance. While Wassa is expected to meet mining targets in the fourth quarter, plant through put has been revised downward reflecting ore processing difficulties encountered during October.

1.	2011 Bogoso/Prestea production guidance includes only output from the Bogoso sulfide mill. 2012 guidance includes approximately 92,000 ounces from oxide and other non-refractory ores.

2.	Costs at Bogoso/Prestea include extra stripping required to recover the mining sequence at the Chujah and Bogoso North pits.

3.	Power and fuel prices used in the forecast are unchanged from present at $0.15 per kilowatt-hour and $1.35 per liter, respectively.

4.	Ounce shown for Wassa in 2012 are dependent upon timely receipt of the environmental permit needed to raise Wassa's tailings dam.

5.
Bogoso cash operating cost in 2012 includes the operating cost of a new water treatment plant scheduled to come on line in early 2012. The water treatment costs are estimated to add approximately $60 per ounce at Bogoso in 2012 and 2013, but should drop sharply after 2013 when the current backlog of process water is treated and discharged from the tails ponds.

As more fully disclosed in Item 1A of our December 31, 2010 Form 10-K, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances the above estimates could change materially.
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
OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements.
OUTSTANDING SHARE DATA
This “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes information available to November 7, 2011. As of November 7, 2011, we had outstanding 258,624,486 common shares, options to acquire 8,654,372 common shares, 22,147 deferred share units, and convertible debentures which are convertible into 25,000,000 common shares.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our debt, changes in foreign currency exchange rates and commodity price fluctuations.
INTEREST RATE RISK
Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Our convertible senior unsecured debentures and the outstanding loans under our equipment financing facility bear interest at a fixed rate and do not subject us to changes in future interest payments, but the fair value of these liabilities can fluctuate with changes in our borrowing rates. Our revolving credit facility has a variable interest rate of the higher of the applicable lender's cost of funds (capped at 1.25% per annum above LIBOR) and LIBOR plus a margin of 5%. As of September 30, 2011, we had a nil balance outstanding on this facility. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.
FOREIGN CURRENCY EXCHANGE RATE RISK
Currency risk is risk that the fair value of future cash flows will fluctuate because of changes in foreign currency exchange rates. In addition, the value of cash and cash equivalents and other financial assets and liabilities denominated in foreign currencies can fluctuate with changes in currency exchange rates.
Since our revenues are denominated in U.S. dollars and our operating units transact much of their business in U.S. dollars, we are typically not subject to significant impacts from currency fluctuations. Even thus, certain purchases of labor, operating supplies and capital assets are denominated in Ghana cedis, Euros, British pounds, Australian dollars and South African rand. To accommodate these purchases, we maintain operating cash accounts in non-U.S. dollar currencies and appreciation of these non-U.S. dollar currencies against the U.S. dollar results in a foreign currency gain and a decrease in non-U.S. dollar currencies results in a loss. In the past, we have entered into forward purchase contracts for South African rand, Euros and other currencies to hedge expected purchase costs of capital assets. During 2011 and 2010 we had no currency related derivatives. At September 30, 2011 and at December 31, 2010, we held $12.4 million and $9.4 million, respectively, of foreign currency.
COMMODITY PRICE RISK
Gold is our primary product and changes in the price of gold can significantly affect our results of operations and cash flows. Based on our expected gold production over the next twelve months, a $10 per ounce change in gold price would result in a $3 to $4 million change in our sales revenues and operating cash flows. To reduce gold price volatility, we have at various times used gold price derivatives. We do not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in our Consolidated Statements of Operations as "Derivative mark-to-market gains and losses".
We held no gold price derivatives as of December 31, 2010. In January 2011, we entered into a series of put and call contracts covering 76,800 ounces of future gold production between February and December 2011. The contracts are spread evenly in each week over this period and are structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,457 per ounce. As of September 30, 2011, contracts covering 20,800 ounces of gold were outstanding.
In early February 2011, we entered into a second set of put and call contracts covering 75,200 ounces of future gold production between February and December 2011. The contracts are spread evenly in each week during this period and are structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,503 per ounce. As of September 30, 2011, 20,800 of these were still outstanding.

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
During the fiscal period covered by this report, the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.
This Form 10-Q was prepared with the assistance of, and approval by our Disclosure Committee prior to its filing with securities regulators in the U.S., Canada and Ghana. Our Disclosure Committee includes a broad cross-section of Company employees who are closely associated with and knowledgeable about the Company's operations and its engineering, exploration, legal, environmental, socio-economic and financial activities. Our Forms 10-Q and 10-K, are also reviewed by our Audit Committee which, prior to filing, meets with senior management to review the documents. Subsequent to its review, the Audit Committee forwards the documents to the Board of Directors with recommendation that the directors approve the document for filing with securities regulators and distribution to shareholders.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
B.D. Goldfields Action - On July 19, 2011 B.D. Goldfields, Ltd. (“plaintiff”), a Ghanaian registered company, filed suit in the Superior Court of Judicature, the High Court of Justice, Commercial Division, in Accra, Ghana, against Golden Star Resources Ltd. and our subsidiary St. Jude Resources (Ghana) Ltd. The plaintiff is challenging the validity of the concession contracts and settlements related to our acquisition of the Hwini-Butre gold property in Ghana in 2006. More specifically the plaintiff is taking the position that the original sales agreement covered only a small section of the Hwini-Butre concession and is now seeking $24 million plus a royalty for the remaining portion of the concession. The plaintiff is also seeking an interim court injunction which would halt mining on the concession until all legal issues are resolved.
In 2008, the plaintiff filed two similar suits in the United States, challenging our ownership of the Hwini-Butre concession and these claims were dismissed by the courts.
We believe this suit is also frivolous and without merit. Based on the earlier dismissed claims and comprehensive court-approved settlements that were reached among the plaintiff and our wholly-owned subsidiary St Jude Resources Ltd. and other related parties before the Ghanaian Court of Appeal in February 2006 with respect to title to the Hwini-Butre gold property, we believe this present action, as commenced before a lower court in the Ghana court hierarchy, and within the same Ghanaian jurisdiction will not be successful. During the third quarter of 2011, we prepared a defense to this claim and filed it with the Ghana court on October 5, 2011. We are now awaiting the court's consideration of this case.

ITEM 1A.	RISK FACTORS
The risk factors for the quarter ended September 30, 2011 are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None

Item 4.	[REMOVED AND RESERVED]

Item 5.	OTHER INFORMATION
None

IITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned

GOLDEN STAR RESOURCES LTD. Registrant

By:	/s/ Thomas G. Mair
Thomas G. Mair
President and Chief Executive Officer

Date: November 8, 2011

By:	/s/ John A. Labate
John A. Labate
Senior Vice President and Chief Financial Officer

Date: November 8, 2011