Form 10-K
period 2011-12-31
GOLDEN STAR RESOURCES LTD
filed 2012-02-23
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $486.8 million as of June 30, 2011, based on the closing price of the shares on the NYSE Amex as of that date of $ 2.20 per share.
Number of Common Shares outstanding as at February 22, 2012: 258,674,486
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2012 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

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
NON-GAAP FINANCIAL MEASURES
In this Form 10-K, we use the terms “total cash cost per ounce” and “cash operating cost per ounce” which are considered Non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and applicable Canadian securities law and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. See Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition of these measures as used in this Form 10-K.
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
Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Annual Report on Form 10-K.
These statements include comments regarding: anticipated attainment of gold production rates; cash operating costs generally; gold sales; gold recovery rates; ore processing; permitting; geological, environmental, community and engineering studies; receipt of environmental management plan approvals by the Ghana Environmental Protection Agency (“EPA”); changes in the tax regime in Ghana; exploration efforts, activities and costs; ore grades; our anticipated investing and exploration spending during 2012; identification of acquisition and growth opportunities; our expectations regarding Pampe oxide ore, the Bogoso tailings and the Bogoso oxide plant; completion of mining at Benso and anticipated increases in mining at Hwini-Butre and Wassa thereafter; retention of earnings from our operations; production and cash operating cost estimates for 2012; expected operational cash flow during 2012; our objectives for 2012; expected debt payments during 2012; and sources of and adequacy of liquidity to meet capital and other needs in 2012 and beyond.
The following, in addition to the factors described under “Risk Factors” in Item 1A of this annual report on Form 10-K, are among the factors that could cause actual results to differ materially from the forward-looking statements:
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
•environmental costs and risks;
•changes in tax laws, such as those proposed in Ghana;
•unanticipated title issues;
•competitive factors, including competition for property acquisitions;
•possible litigation;
•availability of capital on reasonable terms or at all;
• potential losses from future hedging activities, and
•additional risk due to increased use of mining contractors.
These factors are not intended to represent a complete list of the general or specific factors that could affect us. Many of these factors are beyond our ability to control or predict. Although we believe the expectations reflected in our forward looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this annual report on Form 10-K. Except as required by law, we undertake no obligation to update any of these forward-looking statements to reflect future events or developments.
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

Mineral Resource
The term “Mineral Resource” refers to a concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals in or on the Earth's crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge.

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
ADDITIONAL DEFINITIONS
assay- a measure of the valuable mineral content
bio-oxidation- a processing method that uses bacteria to oxidize refractory sulfide ore to make it amenable to normal oxide ore processing techniques such as carbon-in-leach
 Birimian- a thick and extensive sequence of Proterozoic age metamorphosed sediments and volcanics first identified in the Birim region of southern Ghana
CIL or carbon-in-leach- an ore processing method involving the use of cyanide where activated carbon, which has been added to the leach tanks, is used to absorb gold as it is leached by cyanide craton- a stable relatively immobile area of the earth's crust cut-off grade- when determining economically viable Mineral Reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined and processed at a profit cyanidation- the process of introducing cyanide to ore to recover gold diamond drilling- rotary drilling using diamond-set or diamond-impregnated bits, to produce a solid continuous core of rock sample dip- the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure doré- unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold fault- a surface or zone of rock fracture along which there has been displacement feasibility study- a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production formation- a distinct layer of sedimentary rock of similar composition geochemical- the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geophysical- the mechanical, electrical, gravitational and magnetic properties of the earth's crust geophysical surveys- a survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth's surface grade- quantity of metal per unit weight of host rock
greenstone- a sequence of usually metamorphosed volcanic-sedimentary rock assemblages heap leach- a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold, copper etc.; the solutions containing the metals are then collected and treated to recover the metals host rock- the rock in which a mineral or an ore body may be contained hydrothermal- the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution in-situ- in its natural position
life-of-mine- a term commonly used to refer to the likely term of a mining operation and normally determined by dividing the tonnes of Mineral Reserve by the annual rate of mining and processing mineral- a naturally occurring inorganic crystalline material having a definite chemical composition mineralization- a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock
National Instrument 43-101 or NI 43-101- standards of disclosure for mineral projects prescribed by the Canadian Securities Administration non-refractory- ore containing gold that can be satisfactorily recovered by basic gravity concentration or simple cyanidation open pit- surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore- mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body- a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade- the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per tonne of ore oxide- gold bearing ore which results from the oxidation of near surface sulfide ore
Precambrian- period of geologic time, prior to 700 million years ago preliminary assessment- a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study preliminary feasibility study and pre-feasibility study- each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration in the case of an open pit, has been established and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the Mineral Resource may be classified as a Mineral Reserve
Proterozoic- the more recent time division of the Precambrian; rocks aged between 2,500 million and 550 million years old put- a financial instrument that provides the right, but not the obligation, to sell a specified number of ounces of gold at a specified price
QA/QC- Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data
RC (reverse circulation) drilling- a drilling method using a tri-cone bit, during which rock cuttings are pushed from the bottom of the drill hole to the surface through an outer tube, by liquid and/or air pressure moving through an inner tube refractory- ore containing gold that cannot be satisfactorily recovered by basic gravity concentration or simple cyanidation resettlement- the relocation or resettlement of a community or part of a community rock- indurated naturally occurring mineral matter of various compositions sampling and analytical variance/precision- an estimate of the total error induced by sampling, sample preparation and analysis shield- a large area of exposed basement rocks often surrounded by younger rocks, e.g. Guiana Shield strike- the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal strip- to remove overburden in order to expose ore
sulfide- a mineral including sulfur (S) and iron (Fe) as well as other elements; metallic sulfur-bearing mineral often associated with gold mineralization tailings- fine ground wet waste material produced from ore after economically recoverable metals or minerals have been extracted
Tarkwaian- a group of sedimentary rocks of Proterozoic age named after the town of Tarkwa in southern Ghana where they were found to be gold bearing tectonic- relating to the forces that produce movement and deformation of the Earth's crust transition ore- is an ore zone lying between the oxide ore and the sulfide ore; ore material that is partially weathered and oxidized vein- a thin, sheet-like crosscutting body of hydrothermal mineralization, principally quartz
VTEM- a proprietary airborne geophysical survey systems that identifies electrical conductivity of rock units
ITEM 1. BUSINESS
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

We own controlling interests in several gold properties in southwest Ghana:

•
Through a 90% owned subsidiary, Golden Star (Bogoso/Prestea) Limited (“GSBPL”), we own and operate the Bogoso/Prestea gold mining and processing operations (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. GSBPL operates a gold ore processing facility at Bogoso/Prestea with a capacity of up to 3.5 million tonnes of ore per annum, which uses bio-oxidation technology to treat refractory sulfide ore (“Bogoso sulfide plant”). In addition, GSBPL has a carbon-in-leach (“CIL”) processing facility located next to the sulfide plant, which is suitable for treating oxide gold ores (“Bogoso oxide plant”) at a rate up to 1.5 million tonnes per annum. Bogoso/Prestea produced and sold 140,504 ounces of gold in 2011 and 170,973 ounces of gold in 2010.

•
Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own and operate the Wassa open-pit gold mine and carbon-in-leach processing plant (“Wassa”), located approximately 35 km east of Bogoso/Prestea. The design capacity of the carbon-in-leach processing plant at Wassa (“Wassa processing plant”) is nominally 3.0 million tonnes per annum but varies depending on the ratio of hard to soft ore. GSWL also owns the Hwini-Butre and Benso concessions (“HBB”) in southwest Ghana. Ore from the HBB mines is sent to Wassa for processing. The Hwini-Butre and Benso concessions are located approximately 80 km and 50 km, respectively, south of Wassa along the Company's dedicated haul road. Wassa/HBB produced and sold 160,616 ounces of gold in 2011 and 183,931ounces of gold in 2010.

We also hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Leone, Niger and Côte d'Ivoire, and in South America we hold and manage exploration properties in Brazil.
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
GOLD SALES AND PRODUCTION
Ghana has been a significant gold producing country for over 100 years with the Obuasi mine and our inactive underground mine at Prestea historically being the two major producers. Several other areas in Ghana have also produced large amounts of gold. Ghana produced approximately 3.3 million ounces of gold in 2011.
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

Year	High	Low	Average	Average Price Received by Golden Star
2001	293	256	271	271
2002	349	278	310	311
2003	416	320	363	364
2004	454	375	410	410
2005	537	411	445	446
2006	725	525	603	607
2007	841	608	695	713
2008	1,011	713	872	870
2009	1,213	810	972	978
2010	1,421	1,058	1,225	1,219
2011	1,895	1,319	1,572	1,565
February 22, 2012				1,684

The following diagram depicts the organizational structure of Golden Star and its significant subsidiaries:

Golden Star Resources Limited (Canada)
Caystar Holdings (Cayman Islands) 100%
Bogoso Holdings (Cayman Islands) 100%
Wasford Holdings (Cayman Islands) 100%
Golden Star Exploration Holdings (Cayman Islands) 100%
Golden Star (Bogoso/Prestea) Limited (Ghana) 90%
Golden Star (Wassa) Limited (Ghana) 90%
Various Exploration Entities (West Africa & South America) 100%

BUSINESS STRATEGY AND DEVELOPMENT
Our business and development strategy is focused primarily on the acquisition of producing and development-stage gold properties in Ghana and on the exploration, development and operation of these properties. We also pursue gold exploration activities in South America and other countries in West Africa.
We acquired the Bogoso property and began operating its mines and CIL processing facility in 1999. In 2001, we acquired the Prestea property located adjacent to the Bogoso property. In late 2002, we acquired Wassa and constructed the Wassa processing plant, which began commercial operation in April 2005. In July 2007, we completed construction and development of the Bogoso sulfide plant. In late 2005, we acquired the HBB properties consisting of the Benso and Hwini-Butre properties. Benso began sending ore to the Wassa processing plant in 2008, and in 2009, following its development phase, Hwini-Butre began sending ore to the Wassa processing plant.
Our overall objective is to continue the growth of our mining business to become a mid-tier gold producer. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.
In addition to our gold mining and development activities, we actively explore for gold in West Africa and South America, investing approximately $20 million on such activities during 2010 and approximately $24.4 million in 2011. We are conducting regional reconnaissance projects in Ghana, Cote d'Ivoire and Brazil, and have drilled more advanced targets in Ghana, Niger and Sierra Leone. See Item 2 - “Description of Properties” in this Annual Report on Form 10-K for the year ended December 31, 2011, for additional details on our assets.
GOLD PRODUCTION AND UNIT COSTS
The following table shows historical and projected gold production and cash operating costs.

Production and Cost Per Ounce(1)	2009	2010	2011	2012 Projected
BOGOSO/PRESTEA
Gold Sales (thousands of ounces)	186.1	171.0	140.5	210 - 225
Cash Operating Cost ($/oz)	705	863	1,284	1,100 - 1,180
WASSA/HBB
Gold Sales (thousands of ounces)	223.8	183.9	160.6	140 - 145
Cash Operating Cost ($/oz)	447	677	868	950 - 985
CONSOLIDATED
Consolidated Total Sales (thousands of ounces)	409.9	354.8	301.1	350 - 370
Consolidated Cash Operating Cost ($/oz)	564	766	1,062	1,040 - 1,100

(1)	See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the definition of cash operating cost per ounce.
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
The following table summarizes our estimated Proven and Probable Mineral Reserves as of December 31, 2011, and December 31, 2010:

PROVEN AND PROBABLE MINERAL RESERVES

	As at December 31, 2011			As at December 31, 2010
Property Mineral Reserve Category	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)
Bogoso/Prestea (1)
Proven Mineral Reserves
Non-refractory	1.3	1.64	0.07	1.3	1.58	0.06
Refractory	8.3	2.72	0.73	12.0	2.79	1.07
Total Proven	9.6	2.57	0.80	13.2	2.67	1.14
Probable Mineral Reserves
Non-refractory	6.9	2.31	0.51	7.0	2.31	0.52
Refractory	24.2	2.60	2.02	26.9	2.45	2.13
Total Probable	31.1	2.54	2.54	34.0	2.42	2.65
Total Proven and Probable
Non-refractory	8.2	2.21	0.58	8.3	2.20	0.59
Refractory	32.6	2.63	2.75	38.9	2.56	3.20
Total Bogoso/Prestea Proven and Probable	40.8	2.55	3.34	47.2	2.49	3.78
Wassa (2)
Proven Mineral Reserves
Non-refractory	0.6	1.27	0.03	0.6	1.14	0.02
Probable Mineral Reserves
Non-refractory	17.4	1.38	0.77	17.5	1.44	0.81
Total Wassa Proven & Probable	18.1	1.38	0.80	18.1	1.43	0.83
Totals
Proven Mineral Reserves
Non-refractory	1.9	1.52	0.10	1.9	1.43	0.09
Refractory	8.3	2.72	0.73	12.0	2.79	1.07
Total Proven	10.3	2.49	0.82	13.9	2.60	1.16
Probable Mineral Reserves
Non-refractory	24.3	1.65	1.29	24.5	1.69	1.33
Refractory	24.2	2.60	2.02	26.9	2.45	2.13
Total Probable	48.5	2.12	3.31	51.5	2.09	3.46
Total Proven and Probable
Non-refractory	26.3	1.64	1.38	26.4	1.67	1.42
Refractory	32.6	2.63	2.75	38.9	2.56	3.20
Total Proven and Probable (8)	58.8	2.19	4.14	65.3	2.20	4.62
Notes to the Mineral Reserve Statement:

(1)	The stated Mineral Reserve for Bogoso/Prestea includes Prestea South, Pampe and Mampon.

(2)	The stated Mineral Reserve for Wassa includes Hwini-Butre.

(3)
The stated Mineral Reserves have been prepared in accordance with Canada's National Instrument 43-101 Standards of Disclosure for Mineral Projects and are classified in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum's “CIM Definition Standards - For Mineral Resources and Mineral Reserves”. Mineral Reserves are equivalent to “proven” and “probable reserves” as defined by the SEC Industry Guide 7. Mineral Reserve estimates reflect the Company's reasonable expectation that all necessary permits and approvals will be obtained and maintained. Mining dilution and mining recovery vary by deposit and have been applied in estimating the Mineral Reserves.

(4)
The 2011 Mineral Reserves were prepared under the supervision of Dr. Martin Raffield, Senior Vice President of Technical Services for the Company. Dr. Raffield is a "Qualified Person" as defined by Canada's National Instrument 43-101. The 2010 Mineral Reserves were prepared under the supervision of Mr. Karl Smith, Vice President Technical Services for the Company. Mr. Smith is a “Qualified Person” as defined by Canada's National Instrument 43-101.

(5)	The Mineral Reserves at December 31, 2011, were estimated using a gold price of $1,250 per ounce, which is approximately equal to the three-year average gold price. At December 31, 2010, Mineral Reserves were estimated using a gold price of $1,025 per ounce.

(6)
The terms “non-refractory” and “refractory” refer to the metallurgical characteristics of the ore and are defined in the Glossary of Terms. We plan to process the refractory ore in our sulfide bio-oxidation plant at Bogoso and to process the non-refractory ore using our more traditional gravity, flotation and/or cyanidation techniques.

(7)
The slope angles of all pit designs are based on geotechnical criteria as established by external consultants. The size and shape of the pit designs are guided by consideration of the results from a pit optimization program which incorporates historical and projected operating costs at Bogoso/Prestea, Wassa and Hwini-Butre. Metallurgical recoveries are based on historical performance or estimated from test work and typically range from 80% to 95% for non-refractory ores and from 70% to 85% for refractory ores. A government royalty of 5% of gold revenues is allowed as are other applicable royalties.

(8)	Numbers may not add due to rounding.
STOCKPILED ORES
Stockpiled ores are included in the Mineral Reserves for both Bogoso/Prestea and Wassa. Details of the Proven and Probable stockpiles included in the Mineral Reserves at year-end 2011 and 2010 are summarized in the table below.

PROVEN AND PROBABLE STOCKPILES INCLUDED IN MINERAL RESERVES

	As at December 31, 2011			As at December 31, 2010
Property Mineral Reserve Category	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)
Bogoso/Prestea
Proven Stockpiles
Non-refractory	0.2	2.24	0.01	—	—	—
Refractory	0.5	2.19	0.03	—	—	—
Total Proven Stockpiles	0.6	2.21	0.04	—	—	—
Probable Stockpiles
Non-refractory	—	—	—	—	—	—
Refractory	—	—	—	0.2	2.31	0.02
Total Probable Stockpiles				0.2	2.31	0.02
Total Proven and Probable
Non-refractory	0.2	2.24	0.01	0.0	2.56	0.00
Refractory	0.5	2.19	0.03	0.2	2.30	0.02
Total Bogoso/Prestea Proven and Probable	0.6	2.21	0.04	0.3	2.33	0.02
Wassa
Proven Stockpiles
Non-refractory	0.5	1.30	0.02	0.3	0.78	0.01
Probable Stockpiles
Non-refractory	1.5	0.56	0.03	2.6	0.52	0.04
Total Wassa Proven & Probable Stockpiles	2.0	0.75	0.05	2.8	0.55	0.05
Totals
Proven Stockpiles
Non-refractory	0.7	1.53	0.03	0.3	0.98	0.01
Refractory	0.5	2.19	0.03	0.0	2.10	0.00
Total Proven Stockpiles	1.2	1.79	0.07	0.3	1.03	0.01
Probable Stockpiles
Non-refractory	1.5	0.56	0.03	2.6	0.52	0.04
Refractory	—	—	—	0.2	2.31	0.02
Total Probable Stockpiles	1.5	0.56	0.03	2.8	0.67	0.06
Total Proven and Probable Stockpiles
Non-refractory	2.2	0.86	0.06	2.9	0.57	0.06
Refractory	0.5	2.19	0.03	0.2	2.30	0.02
Total Proven and Probable Stockpiles	2.7	1.09	0.09	3.1	0.70	0.07
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
For the Mineral Reserves at December 31, 2011, and 2010, there is no difference between the Mineral Reserves as disclosed under NI 43-101 and those disclosed under SEC Industry Guide 7, and therefore no reconciliation is provided.

RECONCILIATION OF PROVEN AND PROBABLE MINERAL RESERVES-DECEMBER 31, 2010 TO DECEMBER 31, 2011

	Tonnes(millions)	Contained Ounces (millions)	Tonnes (% of Opening)	Ounces (% of Opening)
Mineral Reserves at December 31, 2010 (5)	65.3	4.62	100	100
Gold Price Increase (1 and 6)	4.4	0.09	7	2
Exploration Changes (2 and 7)	4.3	0.27	7	6
Mining Depletion (3)	(5.3)	(0.38)	(8)	(8)
Engineering (4)	(9.9)	(0.46)	(15)	(10)
Mineral Reserves at December 31, 2011 (5)	58.8	4.14	90	90
Notes to the reconciliation of Mineral Reserves:

(1)	Gold price increase represents changes resulting from an increase in gold price used in the Mineral Reserve estimates from $1,025 per ounce in 2010 to $1,250 per ounce in 2011.

(2)	Exploration changes include changes due to geological modeling, data interpretation and resource block modeling methodology as well as exploration discovery of new mineralization.

(3)
Mining depletion represents the 2010 Mineral Reserve within the volume mined in 2011 with adjustments to account for stockpile addition and depletions during 2011 and therefore does not correspond with 2011 actual gold production.

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
NON-RESERVES-MEASURED AND INDICATED MINERAL RESOURCES
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
Except as otherwise provided, the total Measured and Indicated Mineral Resources for all properties have been estimated at an economic cut-off grade based on a gold price of $1,500 per ounce for December 31, 2011, and $1,300 per ounce for December 31, 2010, and on economic parameters deemed realistic. The economic cut-off grades for Mineral Resources are lower than those for Mineral Reserves and are indicative of the fact that the Mineral Resource estimates include material that may become economic under more favorable conditions including increases in gold price.
The following table summarizes our estimated non-reserves-Measured and Indicated Mineral Resources as of December 31, 2011, as compared to the totals for December 31, 2010:

	Measured		Indicated		Measured & Indicated
Property	Tonnes (millions)	Gold Grade (g/t)	Tonnes (millions)	Gold Grade (g/t)	Tonnes (millions)	Gold Grade (g/t)
Bogoso/Prestea (1)	5.0	1.82	13.4	1.99	18.4	1.94
Prestea Underground	—	—	1.6	12.63	1.6	12.63
Wassa	0.1	0.78	13.9	0.99	14.0	0.99
Benso	—	—	2.8	2.54	2.8	2.54
Chichiwelli Manso	—	—	1.4	1.69	1.4	1.69
Hwini-Butre	—	—	1.3	3.02	1.3	3.02
Father Brown Underground (8)	—	—	0.6	5.69	0.6	5.69
Buesichem Underground	—	—	1.2	3.73	1.2	3.73
Total 2011 (6)	5.1	1.81	36.2	2.27	41.2	2.21
Total 2010	8.6	1.93	46.4	2.00	54.9	1.99
Notes to Non-Reserves-Measured and Indicated Mineral Resources Table:

(1)	The Mineral Resources for Bogoso/Prestea include Pampe and Mampon.

(2)
The Mineral Resources were estimated in accordance with the definitions and requirements of Canada's National Instrument 43-101. The Mineral Resources are equivalent to Mineralized Material as defined by the SEC Industry Guide 7.

(3)
The Mineral Resources were estimated using optimized pit shells at a gold price of $1,500 per ounce from which the Mineral Reserves have been subtracted. Other than gold price, the same optimized pit shell parameters and modifying factors used to determine the Mineral Reserves were used to determine the Mineral Resources. The Prestea Underground resource was estimated using a $1,500 per ounce gold price and operating cost estimates using a economic gold cut-off of 2.3 g/t. In 2010, we used a gold price of $1,300 per ounce for the optimized shell.

(4)	The Mineral Resources are not included in and are in addition to the Mineral Reserves described above.

(5)	The Qualified Person reviewing and validating the estimation of the Mineral Resources is S. Mitchel Wasel, Golden Star Resources Vice President of Exploration.

(6)	Numbers may not add due to rounding.

(7)	The Buesichem Underground resources have been estimated below the $1,500 pit shell down to the 4500M level using an economic gold cut-off of 2.8 g/t gold.

(8)	The Father Brown Underground resource has been estimated below the $1,500 pit shell down to the 750 m elevation using an economic gold grade cut-off of 2.2 g/t.

(9)
The 2010 totals include indicated resources of 2.7 million tonnes at a grade of 1.75 g/t at the Goulagou property in Burkina Faso. The 2011 totals exclude Goulagou's resources because the Goulagou property was sold in February 2012.

NON-RESERVES-INFERRED MINERAL RESOURCES
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
The total Inferred Mineral Resources for all of our open pit deposits are those ore tonnages contained within economically optimized pits, configured using current and predicted mining and processing methods and related operating costs and performance parameters. Except as otherwise indicated, the Inferred Mineral Resources for all properties have been estimated at economic cut-off grades based on gold prices of $1,500 per ounce and $1,300 per ounce as of December 31, 2011, and December 31, 2010, respectively, and economic parameters deemed realistic.

The following table summarizes estimated non-reserves - Inferred Mineral Resources as of December 31, 2011, as compared to the total for December 31, 2010:

Property	Tonnes (millions)	Gold Grade (g/t)
Bogoso/Prestea (1)	5.1	2.46
Prestea Underground	5.2	7.28
Wassa	0.1	2.03
Benso	0.2	2.61
Hwini-Butre	1.3	1.66
Chichiwelli Manso	0.0	1.98
Father Brown Underground (8)	0.5	5.23
Buesichem Underground	0.8	4.08
Total 2011	13.3	4.49
Total 2010	16.5	3.66
Notes to Non-Reserves-Inferred Mineral Resources Table

(1)	The Inferred Mineral Resources for Bogoso/Prestea incorporates Pampe and Mampon.

(2)
The Inferred Mineral Resources were estimated in accordance with the definitions and requirements of Canada's National Instrument 43-101. Inferred Mineral Resources are not recognized by the United States Securities and Exchange Commission.

(3)
The Inferred Mineral Resources were estimated using an optimized pit shell at a gold price of $1,500 per ounce from which the Mineral Reserves have been subtracted. Other than gold price, the same optimized pit shell parameters and modifying factors used to determine the Mineral Reserves were used to determine the Mineral Resources. The Prestea Underground resource was estimated using a $1,500 per ounce gold price and operating cost estimates using an economic gold cut-off of 2.3 g/t.

(4)	The Inferred Mineral Resources are not included in and are in addition to the Mineral Reserves described above.

(5)	The Qualified Person reviewing and validating the estimation of the Inferred Mineral Resources is S. Mitchel Wasel, Golden Star Resources Vice President of Exploration.

(6)	Numbers may not add due to rounding.

(7)	The Buesichem Underground resource has been estimated below the $1,500 pit shell down to the 4500m elevation using an economic gold grade cut-off of 2.8 g/t.

(8)	The Father Brown Underground resource has been estimated below the $1,500 pit shell down to the 750m elevation using an economic gold grade cut-off of 2.2 g/t.

(9)
The 2010 totals include inferred resources of 0.5 million tonnes at a grade of 1.00 g/t at the Goulagou property in Burkina Faso. The 2011 totals exclude Goulagou's resources because the Goulagou property was sold in February 2012.

EMPLOYEES
As of December 31, 2011, Golden Star, including our majority-owned subsidiaries, had approximately 2,360 full time employees and approximately 190 contract employees, for a total of 2,550, a 2% increase from the approximately 2,120 full time and 370 contract employees at the end of 2010. The 2011 total includes 21 employees at our principal office in Littleton, Colorado and nine exploration personnel in South America.
CUSTOMERS
Currently all of our gold production is shipped to a South African gold refinery in accordance with a gold sales contract. The refinery arranges for sale of the gold on the day it is shipped from the mine site and we receive payment for gold sold two working days after the gold leaves the mine site. The global gold market is competitive with numerous banks and refineries willing to buy gold on short notice. Therefore, we believe that the loss of our current customer would not materially delay or disrupt revenues.
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
SEASONALITY
All of our operations are in tropical climates that experience annual rainy seasons. Ore output from our surface mining operations can be reduced during wet periods. While mine plans anticipate periods of high rain fall each year, in the third and fourth quarters of 2011 unusually heavy rainfall disrupted operations at Wassa/HBB. Exploration activities are generally timed to avoid the rainy periods to ease transportation logistics associated with wet roads and swollen rivers.
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
We had net losses of $2.5 million in 2011, $14.6 million in 2010, $8.9 million in 2009 and $69.2 million in 2008. In recent years increasing operating costs, lower ore grades from our mines and lower gold recovery rates have been the primary factors contributing to such losses. In the future, these factors, as well as declining gold prices, could cause us to continue to be unprofitable. Future operating losses could adversely affect our ability to raise additional capital if needed, and could materially and adversely affect our operating results and financial condition. In addition, continuing operating losses could affect our ability to meet our debt payment obligations.
Our obligations could strain our financial position and impede our business strategy.
We had total consolidated debt and liabilities as of December 31, 2011, of $289.4 million, including $17.8 million in equipment financing loans; $121.2 million ($125.0 million face value) pursuant to the convertible debentures; $92.1 million of current trade payables, accrued current and other liabilities; $24.2 million of current and future taxes; $0.2 million payable under capital leases and a $33.9 million accrual for environmental rehabilitation liabilities. Our indebtedness and other liabilities may increase as a result of general corporate activities. These liabilities could have important consequences, including the following:

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
Estimates of our Mineral Reserves and non-reserve Mineral Resources could be inaccurate, which could cause actual production and costs to differ from estimates.
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
While we have received significant infusions of cash from sales of equity and debt securities in the past, our only current significant internal sources of funds are operational cash flows from Bogoso/Prestea and Wassa/HBB. The anticipated continuing exploration and development of our properties are expected to require significant expenditures over the next several years. Although we expect sufficient internal cash flow to cover all of these projects, such expenditures may exceed free cash flows generated by Bogoso/Prestea and Wassa/HBB in future years, and therefore, we may require additional external debt or equity financing. Our ability to raise significant new capital will be a function of macroeconomic conditions, future gold prices, our operational performance and our then current cash flow and debt position, among other factors. Global credit markets are currently facing unusual challenges as governments and banks react to the decline in economic activity in recent years. As a result, we may not be able to obtain adequate financing on acceptable terms or at all, which could cause us to delay or indefinitely postpone further exploration and development of our properties. Consequently, we could lose our interest in, or could be forced to sell, some of our properties.
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
In early 2011, we entered into a series of put and call contracts covering 152,000 ounces of our future gold production between February and December 2011. The contracts were spread evenly in each week over this period and were structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,457 per ounce for approximately half of the contracts and a cap of $1,502 for the other half of the contracts. As of December 31, 2011, all of these positions had expired. While we may enter into additional hedging arrangements in the future, further hedging activities might not protect adequately against declines in the price of gold. In addition, although a hedging program could protect us from a decline in the price of gold, it might also prevent us from benefiting fully from price increases. For example, as part of a hedging program, we could be obligated to sell gold at a price lower than the then-current market price.
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
Mining and processing gold from our future development projects in Ghana will require mining, environmental, and other permits and approvals from the Government of Ghana. The trend to longer lead times in obtaining environmental permits has reached a point where we are no longer able to accurately estimate permitting times for our planning purposes. The increases in permitting requirements could affect our environmental management activities including, but not limited to, tailings disposal facilities and water management projects at our mines.
Developing our pit at Dumasi will require us to implement a resettlement action plan and reach agreements both with the residents who live close to the pit and other stakeholders. These negotiations could be difficult or unsuccessful and may materially affect our ability to access these mineral reserves and mineral resources.
Due to an increased level of non-governmental organization activity targeting the mining industry in Ghana, the potential for the Government of Ghana to delay the issuance of permits or impose new requirements or conditions upon mining operations in Ghana may increase. Any changes in the Government of Ghana's policies, or their application, may be costly to comply with and may delay mining operations. The exact nature of other environmental control problems, if any, which we may encounter in the future, cannot be predicted primarily because of the changing character of environmental requirements that may be enacted within the various jurisdictions where we operate.
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
Gold exploration, involves a high degree of risk. Exploration projects are frequently unsuccessful. Few prospects that are explored are ultimately developed into producing mines. We cannot assure you that our gold exploration efforts will be successful. The success of gold exploration is dependent in part on the following factors:

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
Our increased use of contractors may expose us to a number of risks and increase our mining costs.
We have increased our use of mining contractors at Bogoso/Prestea and Wassa/HBB. The increased use of contractors subjects us to certain risks, some of which are outside our control, including:

•	our ability to negotiate agreements with contractors on acceptable terms;

•	reduced control over those aspects of operations which are the responsibility of the contractor;

•	failure of a contractor to perform under its agreement;

•	interruption of operations or increased costs in the event that a contractor ceases to do business due to insolvency or other unforeseen events;

•	failure of a contractor to comply with applicable legal and regulatory requirements;

•	labor relation issues from a contractors' workforce; and

•	the potential to incur liability to third parties as a result of the actions of our contractors.
The occurrence of one or more of these risks could adversely affect our financial position and results of operations.
Our insurance coverage could be insufficient.
Our business is subject to a number of risks and hazards generally, including:

•	adverse environmental conditions;

•	industrial accidents;

•	labor disputes;

•	unusual or unexpected geological conditions;

•	ground or slope failures;

•	cave-ins;

•	changes in the regulatory environment;

•	marine transit and shipping damage and/or losses;

•	natural phenomena such as inclement weather conditions, floods and earthquakes; and

•	political risks including expropriation and civil war.
Such occurrences could result in:

•	damage to mineral properties or production facilities and equipment;

•	personal injury or death;

•	loss of legitimate title to properties;

•	environmental damage to our properties or the properties of others;

•	delays in mining, processing and development;

•	monetary losses; and

•	possible legal liability.
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

The Government of Ghana has proposed a number of changes to the mining fiscal regime for 2012 that could have a significant impact on our overall costs.

In late 2011, the Government of Ghana proposed a number of changes to the mining fiscal regime for 2012, which if implemented, would result in an increase in the overall corporate tax payable by mining companies in Ghana. For instance, the Government indicated that in 2012, the corporate income tax rate will increase from 25% to 35% for mining companies, and capital allowances (tax depreciation) will be deductible at a flat rate of 20% over a 5 year period instead of an 80% deduction in the year that the capital spending was incurred. The Government further proposed to disallow expenditures from one mining area as a deduction from revenues in a separate mining area belonging to the same company in determining the company's taxable income for tax purposes. Additionally, the Government announced its intent to introduce a 10% windfall profit tax on mining companies in 2012.

Moreover, the Ghana Government announced in late 2011 that it intends to establish a tax stability renegotiation team which plans to review the existing tax stability agreements of mining companies operating in Ghana. While our mines do not have tax stability agreements, it is not clear at this time if the tax stability renegotiation team will review our Deeds of Warranty which specify certain tax agreements for our properties.

Although the specific details of some of these proposed changes have not been made available, if these changes are implemented, they would have a significant impact on our profitability and financial resources.
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
The implementation of changes in regulations that limit the amount of proceeds from gold sales that could be withdrawn from Ghana could also have a material adverse impact on us, as Bogoso/Prestea and Wassa/HBB are currently our only sources of internally generated operating cash flows.
Environmental bonding requirements are under review in Ghana and bonding requirements may be increased.
As part of its periodic assessment of mine reclamation and closure costs, the Ghana EPA reviews the adequacy of reclamation bonds and guarantees. In certain cases, it has requested higher levels of bonding based on its findings. If the EPA were to require additional bonding at our properties, it may be difficult, if not impossible, to provide sufficient bonding. If we are unable to meet any such increased requirements or negotiate an acceptable solution with the Ghanaian government, our operations and exploration and development activities in Ghana may be materially adversely affected.
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

•
unilaterally imposed increases in royalty rates, such as the increase in royalty rates imposed by the Government of Ghana, effective March 2011, which changed the method of calculating the royalties from not less than 3% and not more than 6% of a mines total mineral revenues to a flat rate of 5% of mineral revenues;

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
Golden Star is a Canadian corporation. A majority of our assets are located outside of Canada and the United States, and our principal office is located in the United States. It might not be possible for investors to collect judgments obtained in Canadian courts predicated on the civil liability provisions of Canadian or U.S. securities legislation. It could also be difficult for investors to effect service of process in connection with any action brought in the United States upon our directors and officers. Execution by United States courts of any judgment obtained against us, or any of the directors or executive officers, in the United States courts would be limited to our assets or the assets of such persons in the United States. The enforceability in Canada of United States judgments or liabilities in original actions in Canadian courts predicated solely upon the civil liability provisions of the federal securities laws of the United States is doubtful.
There are certain U.S. federal income tax risks associated with ownership of Golden Star common shares.
Holders of our common shares or options to purchase our common shares or convertible debentures, referred to as “equity securities”, who are U.S. taxpayers should consider that we could be considered to be a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes. Although we believe that we were not a PFIC in 2011 and do not expect to become a PFIC in the foreseeable future, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control, and can be subject to uncertainties, and we cannot assure you that we will not be a PFIC. We undertake no obligation to advise holders of our equity securities as to our PFIC status for any year.
If we are a PFIC for any year, any person who holds our equity securities who is a U.S. person for U.S. income tax purposes, referred to as a U.S. holder and whose holding period for those equity securities includes any portion of a year in which we are a PFIC, generally would be subject to a special adverse tax regime in respect of “excess distributions.” Excess distributions include certain distributions received with respect to PFIC shares in a taxable year. Gain recognized by a U.S. holder on a sale or other transfer of our equity securities (including certain transfers that would otherwise be tax free) also would be treated as excess distributions. Such excess distributions and gains would be allocated ratably to the U.S. holder's holding period. For these purposes, the holding period of shares acquired either through an exercise of options or the conversion of convertible debentures includes the holder's holding period in the option or convertible debt.
The portion of any excess distribution (including gains treated as excess distributions) allocated to the current year would be includible as ordinary income in the current year. The portion of any excess distribution allocated to prior years would be taxed at the highest marginal rate applicable to ordinary income for each such year (regardless of the taxpayer's actual marginal rate for that year and without reduction by any losses or loss carry forwards) and would be subject to interest charges to reflect the value of the U.S. income tax deferral.
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

The conversion price of the convertible debentures is $5.00 and represented a 146% premium over the closing price of our common shares on the NYSE Amex on February 22, 2012. In the event our share price is greater than the conversion price, this conversion feature may limit the increase in the price of our common shares, since any increase in the stock price above the conversion price will make it more likely that the convertible debentures will be converted, thereby exerting a downward pressure on the market price of the common shares.
The existence of outstanding rights to purchase or acquire common shares could impair our ability to raise capital.
As of February 22, 2012, there were options outstanding to purchase up to 12,489,572 common shares at exercise prices ranging from Cdn$1.08 to Cdn$6.95 per share. In addition, 5,075,146 common shares are available for future issuance under our stock option plans. Furthermore, 25.0 million common shares are currently issuable upon conversion of the convertible debentures (additional shares may be issuable to debenture holders in certain circumstances). During the life of the options, convertible debentures and other rights, the holders are given an opportunity to profit from a rise in the market price of common shares, with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional financing during the period such rights are outstanding could be adversely affected, and the existence of the rights could have an adverse effect on the price of our common shares. The holders of the options, convertible debentures and other rights can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.
Current global financial conditions may affect our ability to obtain financing and may negatively affect our asset values and results of operations.
Global financial conditions during recent years have been characterized by heightened volatility and uncertainty. As a result, access to financing has been negatively impacted, which may affect our ability to obtain equity or debt financing in the future on favorable terms. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If such increased levels of volatility and market turmoil continue or worsen, our operations could be adversely impacted and the trading price of our common shares may be adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. DESCRIPTION OF PROPERTIES
MAPS OF OPERATIONS AND PROPERTIES
The maps below show the locations of Bogoso, Prestea, Wassa, Pampe, the Hwini-Butre, Benso and Mampon in Ghana, and various exploration properties in other areas of West Africa and Brazil. These properties are described in further detail below.

GHANA
CÔTE D'IVOIRE
Amélékia
Abengourou
Agboville
Mampon
Pampé
Bogoso / Prestea
Wassa
Chichiwelli
Adubrim
Hwini-Butre / Benso
Manso
Accra
GULF OF GUINEA
Map Area
EXPLANATION
Golden Star Mining Leases
Golden Star Exploration Properties
0
100 KM
N

SENEGAL
MALI
NIGER
Tialkam
Deba
GUINEA BISSAU
BURKINA FASO
GUINEA
BENIN
Sonfon
GHANA
CÔTE D'IVOIRE
SIERRA LEONE
TOGO
Map Area
Amélékia
Abengourou
LIBERIA
Agboville
Wassa
Bogoso / Prestea
EXPLANATION
Golden Star Exploration Properties
N
0
250 KM

PROPERTY STATUS TABLE
The chart below summarizes information regarding our more significant properties, which are described in further detail below:

Property		Type of Interest	Expiry Date	Property size	2011 Status	Comments
Bogoso (Ghana)	Bogoso Mining Lease 1	Government granted mining leases held by a 90% owned subsidiary	8/20/2017	50 km2	Active	Mining stage Application sent to expand mining lease 1 to cover Opon deposit within Mansiso prospecting license
	Bogoso Mining Lease 2		8/15/2018	45 km2
Bogoso (Ghana)	Bogoso Prospecting License	Prospecting license	3/10/2004 Renewal under application	58.52 km2	Inactive	Exploration stage
Prestea (Ghana)	Prestea Mining Surface Lease	Government granted mining lease held by a 90% owned subsidiary	6/28/2031	115.5 km2	Active	Mining and development stage
Prestea Underground (Ghana)	Prestea Underground Mining Lease	Government granted mining lease held by a 81% beneficial interest	7/6/2031	11.3 km2 lies directly below Prestea surface lease	Active	Exploration stage
Wassa (Ghana)	Wassa Mining Lease	Government granted mining lease held by a 90% owned subsidiary	9/16/2022	52.89 km2	Active	Mining stage
Wassa Regional (Ghana)	Accra Newtown	Prospecting license	1/11/2012	15.68 km2	Active	Exploration stage
	Ateiku-Twifo	Reconnaissance license	1/5/2010 Renewal under application	39.7 km2		Exploration stage
	Dwaben (Safric)	Reconnaissance license	1/10/2012	24.05 km2		Exploration stage
Dunkwa-Asikuma (Ghana)		Prospecting license	8/15/2012	66 km2	Active	Development stage Application sent to convert 63 km2 into Mampon Mining Lease
Dunkwa-Mansiso (Ghana)		Prospecting license	7/21/2011	56 km2	Active	Exploration stage Extension under application
Akropong (Ghana)	Moseaso	Prospecting license	7/18/2012	43.2 km2	Active	Exploration stage
	Kobra-Riyadh East	Reconnaissance license	Conversion to PL in advanced stage	138 km2		Exploration stage
Pampe	Pampe Mining Lease	Mining lease	6/3/2012	50 km2	Active	Mining and Exploration Stage Five year extension under application
Hwini-Butre (Ghana)		Mining lease	1/10/2012	40 km2	Active	Mining and Exploration stage Seven years extension under application
Manso (Ghana)		3 Prospecting licenses and joint venture agreements	Various	221.07 km2	Active	Exploration stage
Benso - Subriso Block (Ghana)		Mining lease	9/26/2011	20.38 km2	Active	Mining and Exploration stage Seven years extension under application

Benso- Amantin & Chichiwelli Blocks (Ghana)		Prospecting license	11/18/2010 Renewal under application	22.46 km2	Active	Exploration stage
Ghana	Abura	Prospecting license - joint venture	2/3/2012	129.05 km2	Active	Exploration stage
Regional	Adubrim	Reconnaissance license	12/3/2008 Conversion to PL under application	85.17 km2
	Afranse	Prospecting license - joint venture	2/23/2011 Extension under application	77.46 km2
	Esuaso Hotopo	Prospecting license Reconnaissance license- joint venture	11/30/2012 12/19/2008 Renewal under application	35.58 km2 18.06 km2
	Oseneso	Prospecting license - joint venture	3/1/2011	66.21 km2
	Wassa Akropong (Rocco 1)	Reconnaissance license- joint venture	Extension under application 1/5/2010 Renewal under application	66.4 km2
Côte d'Ivoire Regional	Amelekia	Exploration license - 100% held by GSE - CI (GSR subsidiary). Renewal has been granted but documents are still pending due to backlog of renewals after political unrest in 2011.	8/10/2010	403.5 km2	Active	Exploration stage
	Abengourou	Exploration license - 100% held by GSE - CI (GSR subsidiary). Renewal has been granted but documents are still pending due to backlog of renewals after political unrest in 2011.	8/10/2010	537.3 km2	Inactive	Exploration stage
	Agboville	Exploration license Renewal has been granted but documents are pending due to back-log of renewals after political unrest in 2011.	8/10/2010	481.0 km2	Active	Exploration stage
Mano JV (Sierra Leone)	Sonfon South	Mano River Resources Inc	8/18/2011	153 km2	Active	Exploration stage License renewal being negotiated with Government
Burkina Faso (All Burkina Faso properties were sold in the first quarter of 2012.)	Goulagou	Agreement allow earning up to 90%	5/19/2012	185.25 km2	Active	Optioned to Riverstone Resources Inc.
	Rounga	Agreement allow earning up to 90%	9/10/2012	240 km2	Active	Optioned to Riverstone Resources Inc.
	Youba	Agreement allow earning up to 90%	10/17/2014	61.75 km2	Active	Optioned to Riverstone Resources Inc. Formerly part of the optioned Goulagou permit
	Tougou	Exploration permit - 100% held by GSE-BF (GSR subsidiary)	8/21/2014	128 km2	Active	Exploration stage

Niger	Deba	Exploration permit - 100% held by GSE-Niger (GSR subsidiary)	12/27/2013	275 km2	Active	JV with AMI Resources Inc who are earning into properties
	Tialkam	Exploration permit - 100% held by GSE-Niger (GSR subsidiary)	12/27/2013	183 km2
Brazil	MT-Iriri	41 Prospecting Licenses - Joint Venture	Various: 7/6/2012 10/29/2012 12/2/2012 3/25/2014 9/1/2014: 4-Renewal under application	3,348 km2	Active	Exploration stage JV with Votorantim Metais Zinco S/A
	MT-Nhandu/Fabinho/Natal	6 Prospecting licenses - 100% held by Caystar-Brasil (GSR subsidiary)	Various 3/23/2013 8/17/2013 9/16/2013 6/1/2014 6/2/2014	405 km2	Active	Exploration stage
	MG-Sao Bartolomeu	8 Prospecting licenses - JV Agreement allow earning up to 65%	Various 4/6/2012 2/22/2013 4/1/2014 6/13/2014 4-Renewal under Application)	98 km2	Active	Optioned to Kinross Brasil Mineracao S/A
	MG-Fazenda Guardas/Fe Miguuel Bournier	3 Prospecting licenses - 100% held by Caystar-Brasil (GSR subsidiary)	Various 2/8/2012 8/25/2012 6/14/2014	22 km2	Active	Exploration stage
	GO-Sao Jose/Boa Vista Trend	1 Prospecting license - 100% held by Caystar-Brasil (GSR subsidiary)	5/5/2014 (3 - under application)	76 km2	Active	Exploration stage

License renewal requests were filed with the Ghana Mineral Commission prior to the license expiry dates for all properties shown as expired in the table above above. We remain in frequent contact with the Mineral Commission and expect to receive all permits upon completion of administrative processing.
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
The total land area of the country is approximately 238,000 square kilometers and the topography is relatively flat. Ghana has a tropical climate with two rainy seasons and two dry seasons each year. The natural vegetation in the Western Region where Golden Star Resources has its two operations is moist tropical forest, now found only in forest reserves, with a majority of the land converted to agricultural pursuits.
Rights to explore and develop a mine are administered by the Minister of Lands and Natural Resources, through the Minerals Commission, a governmental organization designed to promote and regulate the development of Ghana's mineral wealth in accordance with the Minerals and Mining Act of 2006 (Act 703), which came into effect in March 2006 (“2006 Mining Act”).
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
The 2006 Mining Act requires that any person who intends to acquire a controlling share of the equity of any mining company that has been granted a mining lease, must first give notice of its intent to the Government and also obtain its consent prior to acquiring a controlling share.
Under the 2006 Mining Act, the Government of Ghana holds a 10% free-carried interest in all companies that hold mining leases. The 10% free-carried interest entitles the Government to a pro-rata share of future dividends. The Government has no obligation to contribute development capital or operating expenses. GSBPL and GSWL owe $480.0 million and $85.0 million, respectively, to Golden Star or its subsidiaries as of December 31, 2011, for past advances and interest on these advances, and these amounts would be repaid before payment of any dividends to the government.
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
In the absence of such agreement, the special share would have the following rights:

•
it would carry no voting rights but the holder would be entitled to receive notice of, and to attend and speak at, any general meeting of the members or any separate meeting of the holders of any class of shares;

•	it could only be issued to, held by, or transferred to the Government or a person acting on behalf of the Government;

•
the written consent of the holder would be required for all amendments to the organizational documents of the company, the voluntary winding-up or liquidation of the company, or the disposal of any mining lease, or the whole or any material part of the assets of the company;

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
Ghanaian Royalty Requirements
During the first quarter of 2010, the Government of Ghana amended the 2006 Mining Act to change the method of calculating mineral royalties payable to the Government. The prior rules established a royalty rate of not less than 3% and not more than 6% of a mine's total revenues, the exact amount being determined by each mine's margin as defined in the law. Under the old rules, our mines have, since their inception, qualified for, and paid, a 3% rate. The amended law set the royalty at a flat rate of 5% of mineral revenues. While the new law was initially effective as of as March 19, 2010, we were subsequently notified by the government that the effective date was extended to March 31, 2011. We paid royalties of $21.3 million, $13.1 million and $12.8 million in 2011, 2010, and 2009, respectively.
Ghana Corporate Tax Requirements
In late 2011, the Government of Ghana proposed a number of changes to the mining fiscal regime for 2012, which if implemented, will likely result in an increase in corporate tax payable by mining companies in Ghana. The Government indicated that in 2012 the corporate income tax rate will increase from 25% to 35% for mining companies, and capital allowances (tax depreciation) will be deductible at a flat rate of 20% over a five year period instead of an 80% deduction in the year that the capital spending was incurred. The Government further proposed to disallow expenditures from one mining area as a deduction from revenues in a separate mining area belonging to the same company in determining the company's taxable income for tax purposes. The Government also announced its intent to introduce a 10% windfall profit tax on mining companies in 2012. The details of these tax changes have not been made available and we are thus not able to determine the impact of these new taxes on our operations at this time. Moreover, the Ghana Government announced in late 2011 that it intends to establish a tax stability renegotiation team which plans to review the existing tax stability agreements of mining companies operating in Ghana. While our mines do not have tax stability agreements, it is not clear at this time if the tax stability renegotiation team will review our Deeds of Warranty which specify certain tax agreements for our properties.

Environmental Laws and Regulations
Environmental matters in Ghana, including those related to mining, fall under the oversight of the Environmental Protection Agency (“EPA”), with some responsibilities lying with the Minerals Commission. The EPA has rules and guidelines that govern environmental and socioeconomic impact statements, environmental management plans, mine operations, the quality of water discharges to the environment, environmental auditing and review, and mine closure and reclamation, among other matters to which our operations are subject. Additional provisions governing surface uses by our stakeholders are provided in the 2006 Mining Act, but regulations for the implementation of these provisions have yet to be promulgated.
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
We note a continuing trend toward substantially increasing environmental requirements and greater corporate social responsibility expectations in Ghana. This includes requirements for more permits, analysis, data gathering, community hearings and negotiations than have been required typically in the past for both routine operational needs and for new development projects. The trend to longer lead times in obtaining environmental permits has reached a point where we are no longer able to accurately estimate permitting times for our planning purposes. The increases in permitting requirements could affect our environmental management activities including, but not limited to, tailings disposal facilities and water management projects at our mines.
Our mining, processing, development, and mineral exploration activities are subject to various laws governing prospecting, development, production, taxes, labor standards, occupational health and safety, land claims of local people and other matters. New rules and regulations may be enacted or existing rules and regulations may be modified and applied in a manner that could have an adverse effect on our financial position and results of operations.
We use hazardous chemicals in our gold recovery activities, and thus generate environmental contaminants that may adversely affect air and water quality. To mitigate these effects, we have established objectives to achieve regulatory requirements in all of our exploration, development, operation, closure, and post-closure activities so that our employees, the local environment, and our stakeholder communities are protected and that the post-closure land use contributes to the sustainability of the local economy. In order to meet our objectives, we:

•
Educate our managers so that they are committed to creating a culture that makes social and environmental matters an integral part of short-term and long-term operations and performance management systems;

•	Work with our employees so they understand and accept environmental and social policies and procedures as a fundamental part of the business;

•	Signed and implemented the international cyanide management code and attained certification for the Wassa and Bogoso / Prestea operations;

•	Signed and publicly stated our support for the UN Global Compact and completed our commitments that are provided in our communications on progress;

•
Establish, and continue to improve, operating standards and procedures that aim to meet or exceed requirements in relevant laws and regulations, the commitments made in our environmental impact statements, environmental and socioeconomic management plans, rehabilitation and closure plans, and any international protocols to which we are a signatory;

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
Governmental approvals and permits are currently required, and will likely continue to be required in the future, in connection with our ongoing operations and our development activities. To the extent that such approvals are required and not obtained, we could be limited or prohibited from continuing our mining and processing operations, or from proceeding with planned exploration or the development of mineral properties.

Reclamation activities were ongoing at both Wassa/HBB and Bogoso/Prestea during 2011 to rehabilitate disturbed lands and reduce some of the long-term liabilities including re-profiling waste dumps, capping hard rock with oxide materials, topsoil spreading and planting for both slope stabilization and long-term rehabilitation. Our consolidated reclamation expenditures totaled $26.9 million, $9.7 million, and $2.0 million in 2011, 2010, and 2009, respectively. The large increase in 2011 spending reflects backfilling of the Plant North Pit. We believe all our operations in Ghana are currently in substantial compliance with all environmental requirements.
Corporate Social Responsibility
In keeping with our health and safety, environmental, community relations and human rights policies, we strive at all times to conduct our business as a responsible corporate citizen. We believe our ongoing success in Ghana depends on our continuing efforts to build good relations with our local stakeholder communities, and by reviewing broader stakeholder comments and addressing stakeholder concerns in our developing projects and ongoing operational activities. We believe our success as an employer, as a neighbor, and as an important part of the local economy is furthered by contributing to the diversification of the local economy with initiatives such as our Golden Star Oil Palm Project and by our support of community-driven improvement projects through our Golden Star Development Foundation. During 2011, the Development Foundation worked with our local Community Mine Consultation Committees to fund and sponsor several community-driven projects including schools, public toilets, a community centre, continuing scholarships for local students, supplying of medical advice in partnership with a European aid organization (GIZ) and community electrification projects.
Our Oil Palm Project continued to advance during 2011 and now has 790 hectares of palm oil trees under cultivation with fruit production on the increase. We have also provided palm seedlings and other agricultural assistance to a group of local farmers who are developing an additional 140 hectares of palm oil trees on their own farms. GSR also supports a skills training program for stakeholders aimed at local economic development. The Golden Star Skills Training and Employability Program (GSSTEP) provides practical training for local people in construction and in high tech services such as cell phone repair. We currently have about 140 graduates who are now able to provide skilled services.
In our efforts to promote transparency in governance, we continue to work with the Extractive Industry Transparency Initiative, and throughout 2011 we published our payments to the government of Ghana (e.g. taxes, royalties, fees). We furthered our work in human rights and against child and forced labor with an extensive training program within Golden Star and initiated a program of training on anti-discrimination. Our major suppliers were provided with the training materials to allow them to provide training to their staff.
Our commitment to the development of our stakeholder communities demonstrates Golden Star's dedication to Ghana and to sharing the success of our operations with our local communities. As we continue to expand our community development programs, we plan to integrate more local people and communities into our economic development and outreach programs, so assisting the Western Region of Ghana to achieve its full potential within the broader Ghana development.
OPERATING PROPERTIES
THE BOGOSO/PRESTEA GOLD MINE
Bogoso/Prestea consists of a gold mining and processing operation located along the Ashanti Trend in western Ghana, approximately 35 kilometers northwest of the town of Tarkwa. The mine site can be reached by paved roads from Accra, Ghana's capital city, via Tarkwa, a local commercial center. Bogoso and Prestea are adjoining mining concessions that together cover approximately 40 kilometers of strike along the southwest-trending Ashanti gold district. Mining areas at Bogoso and Prestea are linked to the Bogoso processing plants by paved and gravel haul-roads located on our properties.
There are two ore processing facilities at Bogoso/Prestea and open pit mining methods are employed. Ore is hauled by truck from the pits to the processing plants. Equipment and facilities include the nominal 1.5 million tonne per annum Bogoso oxide plant, the nominal 3.5 million tonne per annum Bogoso sulfide plant, a fleet of haul trucks, loaders, drills and mining support equipment. In addition, there are numerous ancillary support facilities including warehouses, maintenance shops, roadways, administrative offices, an employee residential complex, a water supply system, a stand-by 20 megawatt power plant, a medical clinic, and a tailings storage facility. Electric power is available locally from the Ghana power grid.
We acquired Bogoso in 1999 and Prestea in 2001. In July 2007, we completed construction and development of the Bogoso sulfide plant. Bogoso/Prestea gold sales totaled 140,504 ounces in 2011 and 170,973 ounces in 2010. See the “Operating Results for Bogoso/Prestea” below for additional details on historical production and operating costs. In addition to the Bogoso/Prestea complex described above, Bogoso/Prestea assets include the following properties:
Mampon - The Mampon deposit is located approximately 35 kilometers north east of the Bogoso Sulfide plant. Mampon is an undeveloped gold deposit with, as of December 31, 2011, an estimated 1.6 million tonnes of Probable Mineral Reserves at an average gold grade of 4.62g/t, which we plan to mine by open pit mining methods. It is expected that Mampon ore will be hauled by truck to the Bogoso processing plants when mining is initiated there.
Pampe - The Pampe deposit is located approximately 19 kilometers west of the Bogoso processing plants. As of December 31, 2011, we have estimated a Probable Mineral Reserve of 1.6 million tonnes at an average gold grade of 3.55g/t. Pampe was mined during 2007 and 2008 but was placed on a care and maintenance until late 2011 when mining and waste stripping resumed in response to increased gold prices. Pampe ore will be moved by truck to the Bogoso oxide processing plant.
Prestea South - This property, located 20 km south west of the Bogoso/Prestea processing plants, is discussed in more detail below in the “DEVELOPMENT PROPERTIES” section.
Prestea Underground - This property is discussed in more detail below in the “EXPLORATION STAGE PROPERTIES IN GHANA” section.
Geology at Bogoso/Prestea
Bogoso/Prestea lies within the Eburnean Tectonic Province in the West African Precambrian Shield along the Ashanti Trend located immediately south of the town of Bogoso. The area is dominated by a major northeast-southwest trending structural fault zone referred to as the Ashanti Trend, which hosts our Bogoso/Prestea operations as well as the Obuasi and Konongo gold deposits, among others. Parallel to the Ashanti Trend is the Akropong Trend, which hosts our Pampe property as well as the Ayanfuri deposit. The Akropong Trend is approximately 15 kilometers west of the Ashanti Trend in the Bogoso region.
Mineral Reserves at Bogoso/Prestea
At December 31, 2011, Bogoso/Prestea had Proven and Probable Mineral Reserves, including the Probable Mineral Reserves at Prestea South, Mampon and Pampe, of 40.7 million tonnes grading 2.55g/t containing approximately 3.4 million ounces of gold before any reduction for recovery losses and the Government of Ghana's 10% minority interest. See the Proven and Probable Mineral Reserves table and the Non-Reserves - Measured and Indicated Mineral Resource table in Item 1 of this Form 10-K.
Operating Results for Bogoso/Prestea
The following tables show historical operating results at Bogoso/Prestea:

BOGOSO/PRESTEA OPERATING RESULTS	2011	2010	2009
Ore mined refractory (t)	2,671,918	2,733,730	2,940,822
Ore mined non-refractory (t)	42,220	115,417	—
Total ore mined (t)	2,714,138	2,849,147	2,940,822
Waste mined (t)	25,242,631	17,839,043	14,929,249
Refractory ore processed (t)	2,396,935	2,776,160	2,887,400
Refractory ore grade (g/t)	2.57	2.81	2.78
Gold recovery - refractory ore (%)	69.8	65.7	70.7
Non-refractory ore processed (t)	—	146,252	—
Non-refractory ore grade (g/t)	—	2.91	—
Gold recovery - non-refractory ore (%)	—	43.5	—
Gold sales (oz)	140,504	170,973	186,054
Cash operating cost ($/oz)	1,284	863	705
Royalties ($/oz)	73	36	30
Total cash cost ($/oz)	1,357	899	735
Exploration at Bogoso/Prestea
During 2011, Bogoso/Prestea area exploration activities focused on drilling the full extents of the Buesichem South deposit which was discovered in late 2009. The drilling focus was shifted mid-year when Buesichem South drilling was completed and three rigs began drilling at Bogoso North, Chujah and Pampe. The drilling at these active pits targeted deeper inferred mineralization and strike extensions of the known zones. The Buesichem South drilling was used to update the resource estimates for year-end 2011, and additional resource model updates are expected to be completed for the other pits in the first half of 2012. The 2012 exploration focus will be on additional oxide or free milling targets such as Buesichem East, Opon and Opon East and Pampe South.

THE WASSA GOLD MINE
We own and operate the Wassa gold mine located approximately 35 kilometers east of Bogoso/Prestea in southwest Ghana. The property, as now constituted, includes several open-pit mines, the nominal 3.0 million tonne per annum CIL Wassa plant with its crushing and grinding circuits, a fleet of mining equipment, a tailings storage facility, ancillary facilities including an administration building, a warehouse, a maintenance shop, a stand-by power generating facility and an employee residential complex. Electric power is available locally from the Ghana power grid. We completed construction of the Wassa plant in early 2005, and the plant was placed in commercial service on April 1, 2005.
GSWL also owns and operates the Hwini-Butre and Benso mines located 80 and 50 km, respectively, south of Wassa. In 2008, following completion of a 50 km haul road, we started mining at Benso and began hauling its ore to Wassa for processing. In May 2009, following completion of a 30 km road extension, the Hwini-Butre mine began trucking ore to the Wassa processing plant. The Benso and Hwini-Butre mines include multiple open pits at both locations as well as mining equipment, equipment repair shops, warehouses and other ancillary support equipment and buildings. Mining was completed at Benso in February 2012. Mining is expected to continue at Hwini-Butre through early 2014.
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
Mineral Reserves at Wassa
As at December 31, 2011, Wassa and Hwini-Butre had Proven and Probable Mineral Reserves of 18.1 million tonnes with an average grade of 1.38g/t containing approximately 0.80 million ounces of gold. See the Proven and Probable Mineral Reserves table and the Non-Reserves - Measured and Indicated Mineral Resource table in Item 1 of this Form 10-K.
Operating Results for Wassa/HBB
The following table displays historical operating results at Wassa.

WASSA/HBB OPERATING RESULTS	2011	2010	2009
Ore mined (t)	2,540,965	2,561,088	2,222,511
Waste mined (t)	15,353,762	19,172,059	16,708,312
Ore processed (t)	2,579,430	2,648,232	2,652,939
Ore grade processed (g/t)	2.04	2.29	2.76
Recovery (%)	94.3	94.7	95.3
Gold sales (oz)	160,616	183,931	223,848
Cash operating cost ($/oz)	868	677	447
Royalties ($/oz)	69	37	32
Total cash cost ($/oz)	937	714	479
Exploration at Wassa/HBB
Exploration activities on the Wassa mining lease during 2011 focused on drilling higher grade zones of mineralization at depths below several of the existing pits as well as drilling along strike to the south. The drilling below the pits and along strike has confirmed gold grades and thicknesses that are expected to have a positive effect on future resources. This drilling will continue into 2012 and we intend on doing a reinterpretation and re-estimation of the geology and grade models in the second half of the year.
Exploration activities on the HBB concessions during 2011 included deeper drilling on two underground targets beneath the Subriso West and Father Brown pits and several other targets along the Wassa to Hwini-Butre haulage route. The drill results for a potential Subriso West underground deposit are yet to be incorporated into the resource models and once this is done, we plan to conduct a preliminary scoping study to determine whether underground exploitation is a viable option for this mineralization. The drilling done on the regional targets will be used for preliminary resource models and subsequent economic evaluations in 2012.

DEVELOPMENT PROPERTIES
PAMPE AND THE BOGOSO OXIDE PLANT REFURBISHMENT
Late in the third quarter of 2011, mining operations were restarted at the Pampe oxide property located 19 kilometers west of the Bogoso processing plant site. Ore mined at Pampe in the third and fourth quarters of 2011 was stockpiled, and the Bogoso oxide plant began processing this oxide ore in February 2012. It is expected that Pampe oxide ores will be less expensive to process than the Bogoso sulfide ores and should yield better gold recovery rates. In conjunction, the Bogoso oxide plant was refurbished during the last quarter of 2011 in anticipation of processing Pampe oxide and other non-refractory ores from the Bogoso area.
BOGOSO TAILINGS RECOVERY PROJECT
Construction continued during the fourth quarter of 2011 on our hydraulic tailings recovery system at Bogoso that will feed tailings from a decommissioned Bogoso tailings storage facility directly into the Bogoso oxide plant's CIL circuit. The final environmental permit needed for start-up was received in October 2011. While the grade of the tailings material is lower than that of the ores typically treated in the Bogoso oxide plant in the past, operating costs are expected to be low since reclaimed tailings have low mining costs and can be fed directly into the existing CIL circuit, thereby resulting in lower overall processing costs. It is expected that this material will be a supplemental feed to oxide ores mined from Pampe and later from Prestea South once mining is initiated there later in 2012.
PRESTEA SOUTH PROPERTIES
The Prestea South project is located on the Ashanti Trend, southwest of the town of Prestea and approximately 20 kilometers southwest of the Bogoso processing plants. Gold mineralization is associated with the same Ashanti Trend fault structure that continues to the north through our Bogoso and Prestea properties. While various sections of the mineral resources at Prestea South were mined by prior owners using underground methods, the surface oxide mineral resources have not been extensively mined, and there are also sulfide mineral resources accessible by open pit mining. Our past exploration efforts have identified several deposits along this trend which can be mined by surface mining methods.
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
As of December 31, 2011, the Prestea South properties had total Proven and Probable Mineral Reserves of 6.1 million tonnes grading 2.35g/t containing approximately 0.46 million ounces.
EXPLORATION PROPERTIES
Prestea Underground
The Prestea Underground is an inactive underground gold mine located a few kilometers south of Bogoso and adjacent to the town of Prestea. The property consists of two usable access shafts and extensive underground workings and support facilities. Access to the mine site is via a paved road from Tarkwa.
The Prestea Underground was mined from the 1870's until 2002 when mining ceased following an extended period of low gold prices in the late 1990s and early 2000s. The Prestea Underground has produced approximately nine million ounces of gold, the second highest production of any mine in Ghana. The underground workings are extensive, reaching depths of approximately 1,450 meters and extending along a strike length of nine kilometers. Underground workings can currently be accessed via two surface shafts, one near the town of Prestea (Central Shaft) and a second approximately four kilometers to the southwest at Bondaye.
GSBPL now holds a 90% ownership in the Prestea Underground with the Government of Ghana holding a 10% ownership interest in the Prestea Underground as well as its 10% holding in GSBPL, resulting in an 81% beneficial ownership by Golden Star.
There were no exploration activities at the Prestea Underground in 2011. We continue to dewater the Prestea Underground, and we are refurbishing the Central Shaft and assessing services on 12, 17 and 24 levels. Dewatering, ongoing maintenance and refurbishment costs are included in the statement of operations and totaled approximately $8.7 million during 2011. In late

2011, our new Technical Services Group began a Pre-feasibility study to evaluate economic potential of developing the Prestea Underground mine using mechanized mining methods.
Geology of Prestea Underground
The Prestea Underground deposits are located along the same Ashanti Trend structure as are our Bogoso deposits a few kilometers to the northeast and our Prestea South deposits a few kilometers to the southwest, with most of the gold mineralization found in a tabular fault zone which dips steeply to the northwest.
Akropong Trend Properties
The Akropong properties are located along a fault structure which roughly parallels the Ashanti Trend and is located approximately 20 kilometers to the west of our Bogoso sulfide plant. Mining was restarted at Pampe in late 2011, and in conjunction, our 2011 Akropong trend drilling program was focused on expanding the extents of the known Pampe resources both down dip and along strike to the north and south. Drilling is planned to continue into the first quarter of 2012.
Dunkwa Properties
The Dunkwa Properties, are located along the Ashanti trend, northeast of our Bogoso mining lease, and consist of two prospecting licenses, Mansiso and Asikuma, the latter hosting our Mampon ore deposit. The 2011 exploration field work on the Dunkwa properties involved preparations for the drilling program to test the airborne electromagnetic conductor targets located east of the Opon deposit on the Mansiso prospecting license. Although no field exploration was completed on the Asikuma concession this year, a Mampon mining feasibility report was completed and submitted to the Ghana Mineral Commission as part of the application for converting the prospecting license to a mining lease. In anticipation of the mining lease, an environmental impact assessment study was initiated during 2011.
Other Exploration Stage Properties in Africa
Sierra Leone
The Sonfon project is a gold exploration property owned by a joint venture between Golden Star and Aureus Mining, with Golden Star as the majority owner and project manager. During 2011, this project was on care and maintenance, pending resolution of title issues with the government.

Cote d'Ivoire
In response to the improving political stability in Cote d'Ivoire during 2011, we plan to restart exploration activities in early 2012 with a deep auger drilling program designed to test the gold-in-soil anomalies over the Amelekia concession. In addition to the three licenses we already hold in Cote d'Ivoire, we submitted ten new applications in 2011 along mineralized trends throughout the country.
Burkina Faso
In October 2007, we granted Riverstone Resources Inc. (“Riverstone”) an option to purchase our Goulagou and Rounga concessions in Burkina Faso. Exploration programs in 2010 and 2011 were managed and implemented by Riverstone and mainly consisted of infill reverse circulation drilling. In December 2011, Riverstone informed us that they intended to exercise their purchase option for these two properties and the sale was completed in February 2012 upon receipt of $6.6 million of cash and 21.7 million Riverstone common shares.
Deba and Tialkam Projects, Niger
Our interest in the Deba and Tialkam gold properties in Niger were optioned to AMI Resources in 2009, which is earning into the properties. AMI actively explored these properties in 2011 spending approximately $1 million.
Exploration Stage Properties in South America
Saramacca Property
The Saramacca property, located in Suriname, consists of three concessions totaling approximately 486 square kilometers. In 2009, Newmont Mining Corporation (“Newmont”) earned a 51% interest in the Saramacca project by having spent $6 million on exploration and has since taken over management of the project. Also in 2009, we entered into an agreement with Newmont to sell them our remaining interest in the Saramacca joint venture for approximately $8.0 million subject to the governments of Suriname's transfer of ownership of the exploration license to Newmont. The joint venture has continued work on the property since that date, investing a further $6 million in drilling and development.
Newmont has spent the past two years seeking transfer of the license, but the government of Suriname has still not agreed to the transfer. In the interim, Newmont submitted a feasibility study to the Government of Suriname in 2011 requesting conversion of the prospecting licenses to an exploitation license and discussions on this request are also on-going. When the license transfer is completed we expect to receive the $8 million purchase price, which is currently being held in escrow.
Brazil
Our field exploration efforts in Brazil this year concentrated on Northern Mato Grosso, where we participated in a joint venture with Votorantim Minerals. We also conducted sampling programs on concessions in Goias state, but results were inconclusive and these concessions were dropped. Kinross Gold Corporation continues to explore our Sao Bartolomeau concessions in Minas Gerais state and have indicated they expect to continue with additional exploration efforts in 2012 as required to earn into the property.
Our Votorantim Minerals agreement covers a 3,400 square kilometer land package in Northern Mato Grosso and is known as the the Iriri joint venture. This joint venture requires us to spend $5 million to earn 50% of the precious metal rights on this land package over a three year period, ending September 2013. Additional ownership can be acquired if a project advances to the feasibility stage and we complete a feasibility study. The 2011 exploration program on the Iriri Joint Venture concentrated on testing several previously defined stream catchment gold anomalies as well as regional stream sediment sampling in untested areas. The 2011 stream sampling programs covered approximately 80% of the Iriri concession before winding up in advance of the seasonal rains. The remaining stream samples will be collected in 2012 after the water levels subside in the catchments. Follow up soil sampling and prospecting will be planned once all stream results have been returned and anomalies prioritized.
ITEM 3. LEGAL PROCEEDINGS
B.D. Goldfields Action - On July 19, 2011 B.D. Goldfields, Ltd. (“plaintiff”), a Ghanaian registered company, filed suit in the Superior Court of Judicature, the High Court of Justice, Commercial Division, in Accra, Ghana, against Golden Star Resources Ltd. and our subsidiary St. Jude Resources (Ghana) Ltd. The plaintiff is challenging the validity of the concession contracts and settlements related to our acquisition of the Hwini-Butre gold property in Ghana in 2006. More specifically, the plaintiff is taking the position that the original sales agreement covered only a small section of the Hwini-Butre concession and is now seeking $24 million plus a royalty for the remaining portion of the concession. The plaintiff is also seeking an interim court injunction which would halt mining on the concession until all legal issues are resolved.
In 2008, the plaintiff filed two similar suits in the United States challenging our ownership of the Hwini-Butre concession and these claims were dismissed by the courts.
Based on the earlier dismissed claims brought by the same plaintiff, and on comprehensive court-approved settlements that were reached among the plaintiff and our wholly-owned subsidiary St Jude Resources Ltd. and other related parties before the Ghanaian Court of Appeal in February 2006 with respect to title to the Hwini-Butre gold property, we believe this present action, as commenced before a lower court in the Ghana court hierarchy, and within the same Ghanaian jurisdiction is without merit and will not be successful. During the third quarter of 2011, we prepared a defense to this claim and filed it with the Ghana court on October 5, 2011, and we continue to wait for the court's initial consideration of this case.
We are also engaged in routine litigation incidental to our business, none of which is deemed to be material. We are not aware of any material events of noncompliance with environmental laws and regulations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Our common shares trade on the Toronto Stock Exchange (“TSX”) under the trading symbol “GSC”, on the NYSE Amex under the symbol “GSS” and on the Ghana Stock Exchange under the symbol “GSR”. As of February 22, 2012, 258,674,486 common shares were outstanding and we had 898 registered shareholders. On February 22, 2012, the closing price per share for our common shares as reported by the TSX was Cdn$2.03 and as reported by the NYSE Amex exchange was $2.03.
The following table sets forth, for the periods indicated, the high and low market closing prices per share of our common shares as reported by the TSX and the NYSE Amex.

	Toronto Stock Exchange		NYSE AMEX
2011	Cdn$ High	Cdn$ Low	$ High	$ Low
First Quarter	4.35	2.69	4.69	2.85
Second Quarter	3.06	2.12	3.25	2.20
Third Quarter	2.84	1.81	2.91	1.86
Fourth Quarter	2.41	1.55	2.21	1.59

	Toronto Stock Exchange		NYSE AMEX
2010	Cdn$ High	Cdn$ Low	$ High	$ Low
First Quarter	3.85	2.92	3.79	2.72
Second Quarter	4.85	3.90	4.72	3.92
Third Quarter	5.35	4.15	5.19	3.92
Fourth Quarter	6.03	4.27	5.96	4.17
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
The graph and table assumes an initial investment of Cdn$100 at December 31, 2006, in Golden Star common shares and a hypothetical Cdn$100 investment in the two associated indices at the same time. The lines show the change in the value of the initial Cdn$100 investment at the end of each of the next five years, allowing an investor to compare Golden Star's share performed to the performance of the two indices. Because we did not pay dividends on our common shares during the measurement period, the calculation of the cumulative total shareholder return on the common shares does not include dividends.

	2006	2007	2008	2009	2010	2011
Golden Star Resources Ltd.
Dollar Value	$100.00	$90.84	$35.63	$95.00	$132.81	$49.02
Annualized Return Since Base Year		(9.2)%	(40.3)%	(1.7)%	7.4%	(13.3)%
Return Over Previous Year		(9.2)%	(60.8)%	166.7%	39.8%	(63.1)%
S&P /TSX Composite Index
Dollar Value	$100.00	$90.88	$73.18	$81.73	$88.90	$81.18
Annualized Return Since Base Year		(9.1)%	(14.5)%	(6.5)%	(2.9)%	(4.1)%
Return Over Previous Year		(9.1)%	(19.5)%	11.7%	8.8%	(8.7)%
Amex Gold Bugs Index
Dollar Value	$100.00	$102.63	$93.96	$114.16	$144.68	$129.24
Annualized Return Since Base Year		2.6%	(3.1)%	4.5%	9.7%	5.3%
Return Over Previous Year		2.6%	(8.5)%	21.5%	26.7%	(10.7)%

RECENT SALES OF UNREGISTERED SECURITIES
No sales of unregistered securities occurred during 2011.
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
A particular U.S. resident person may not be entitled to benefits under the Treaty if the “limitations of benefits” provisions of the Treaty apply to the particular U.S. resident person. The limitation of benefit provisions under the Treaty are complex and U.S. residents are advised to consult their own tax advisors in this regard.
Under the Treaty, members of a limited liability corporation created under the limited liability company legislation in the U.S. and treated as a partnership or disregarded entity under U.S. tax law (“LLC”) (and holders of interests in similarly fiscally transparent U.S. entities) may be entitled to benefits under the Treaty in certain circumstances provided that the members of the LLC are taxed in the United States on any income, profits or gains earned through the LLC in the same way they would be if they had earned it directly. Note, the recently concluded Fifth Protocol to the Treaty will affect those shareholders that hold their shares through an LLC or other fiscally transparent or “hybrid” entity. If you utilize such entities to hold your common shares, then you should consult your tax advisors about the impact of the Fifth Protocol on your holdings.
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
Taxation of Dividends
Dividends paid or credited (or deemed to be paid or credited) by us to a holder of one or more common shares will be subject to Canadian non-resident withholding tax at the rate of 25% on the gross amount of the dividend. Under the Treaty, the rate of withholding tax is reduced to 15% if the holder is the beneficial owner of the dividends or 5% if the holder is a company that owns at least 10% of the company's voting stock and beneficially owns the dividend. Dividends paid to religious, scientific, charitable and similar tax exempt organizations and pension organizations that are resident and exempt from tax in the U.S. and that have complied with the administrative procedures specified in the Treaty are exempt from this Canadian withholding tax.
Taxation of Capital Gains
Gains realized by a holder on a sale, disposition or deemed disposition of our common shares, will not be subject to tax under the Tax Act unless the common shares constitute “taxable Canadian property” within the meaning of the Tax Act at the time of the sale, disposition or deemed disposition (including a deemed disposition upon death of a holder). Our common shares are not “taxable Canadian property” provided that they are listed on a designated stock exchange (which includes the TSX), and that neither you nor one or more persons with whom you did not deal at arm's length, alone or together, at any time in the five years immediately preceding the disposition, owned 25% or more of the issued shares of any class or series of our capital stock. Even if our common shares are taxable Canadian property to you, under the Treaty you will generally be exempt from paying Canadian income tax on any gain provided that you are a resident of the United States for the purposes of the Treaty (and are otherwise eligible for the benefits of the Treaty), and further provided that the value of our common share is not derived principally from real property situated in Canada.
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
CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS
The following discussion is a general summary of the material U.S. federal income tax consequences of the ownership and disposition of our common shares by a holder of our common shares that is an individual resident of the United States or a United States corporation (a “U.S. Holder”). This summary is general in nature and does not address the effects of any state or local taxes, U.S. federal estate, gift, or generation-skipping taxes, or the tax consequences in jurisdictions other than the United States. In addition, this discussion does not discuss all aspects of U.S. federal income taxation that may be relevant to investors subject to special treatment under U.S. federal income tax law (including, for example, owners of 10.0% or more of the voting shares of the Company). This summary is based on the U.S. Internal Revenue Code of 1986, as amended (which we refer to as the “Code”), the regulations promulgated thereunder, court decisions and published rulings of the Internal Revenue Service (the “IRS”), as in effect on the date hereof, and the Convention between the United States of America and Canada with Respect to Taxes on Income and on Capital signed on September 26, 1980, as amended and currently in force (which we refer to as the “Treaty”), and does not take into account the possible effect of future legislative or administrative changes or court decisions. We will not request any rulings from the IRS or obtain any opinions from counsel on the tax consequences described below, or on any other issues. The IRS or a court might reach a contrary conclusion with respect to the issues addressed herein if the matter were to be contested. Future legislative or administrative changes or court decisions may significantly change the conclusions expressed herein, and any such changes or decisions may have a retroactive effect with respect to the matters discussed herein.
YOU SHOULD CONSULT YOUR OWN ADVISOR REGARDING THE U.S. FEDERAL INCOME TAX CONSEQUENCES OF THE ACQUISITION, OWNERSHIP AND DISPOSITION OF OUR COMMON SHARES IN LIGHT OF YOUR PARTICULAR CIRCUMSTANCES.
Sale or Other Disposition of Our Common Shares
Subject to the passive foreign investment company rules discussed below, a U.S. Holder that sells or otherwise disposes of our common shares will recognize capital gain or loss for U.S. federal income tax purposes equal to the difference between (i) the U.S. dollar value of the amount realized on the sale or disposition and (ii) the tax basis, determined in U.S. dollars, of those common shares. If the U.S. Holder is an individual, any capital gain generally will be subject to U.S. federal income tax at preferential rates if specified minimum holding periods are met. Long-term capital gains of non-corporate taxpayers, including individuals, are generally subject to a 15% maximum U.S. federal income tax rate for capital gains recognized in taxable years beginning before January 1, 2013. Under current law, long-term capital gains of non-corporate taxpayers, including individuals, recognized in taxable years beginning after December 31, 2012, will be taxed at a maximum U.S. federal income tax rate of 20%. The deductibility of capital losses is subject to limitations.
Distributions
We do not expect to pay dividends in the foreseeable future. However, subject to the passive foreign investment company rules discussed below, a U.S. Holder must include in gross income as dividend income the gross amount of any distribution (including the amount of any Canadian withholding tax thereon) paid by the Company out of its current or accumulated earnings and profits (as determined for U.S. federal income tax purposes) with respect to our common shares.
Except as described below, dividends received by a non-corporate U.S. Holder before January 1, 2013, would be taxed at preferential rates as “qualified dividend income” to such U.S. Holder and will generally be subject to a 15% maximum U.S. federal income tax rate. Under current law, dividends received in taxable years beginning after December 31, 2012, will generally be taxed at the same rate as ordinary income. A distribution on our common shares in excess of current or accumulated earnings and profits will be treated as a tax-free return of capital to the extent of the U.S. Holder's adjusted basis in such common shares (thus reducing, but not below zero, the adjusted tax basis of such common shares), and thereafter as gain from the sale or exchange of common shares. See “-Sale or Other Disposition of Our Common Shares” above. However, dividend income will not be qualified dividend income (and will be taxed at ordinary income rates) if (i) the U.S. Holder fails to hold the common shares for at least 61 days during the 120 day period beginning 60 days before the ex-dividend date; (ii) the IRS determines that the Treaty is not a comprehensive income tax treaty that entitles our dividends to qualified dividend treatment and our common shares are no longer readily tradable on an established securities market in the United States; or (iii) we are a passive foreign investment company for the taxable year in which the dividend is paid or in the preceding taxable year.
For foreign tax credit limitation purposes, dividends paid by us will be income from sources outside the United States. Subject to various limitations, Canadian withholding taxes will be treated as foreign taxes eligible for credit against a U.S. Holder's U.S. federal income tax liability. The limitation on foreign taxes eligible for credit is calculated separately with respect to specific classes of income. Dividend income generally will constitute “passive category” income, or in the case of certain U.S. Holders, “general category” income. The use of foreign tax credits is subject to complex conditions and limitations. In lieu of a credit, a U.S. Holder who itemizes deductions may elect to deduct all of such holder's foreign taxes in the taxable year. A deduction does not reduce U.S. tax on a dollar-for-dollar basis like a tax credit, but the deduction for foreign taxes is not subject to the same limitations applicable to foreign tax credits. U.S. Holders are urged to consult their own tax advisors regarding the availability of foreign tax credits.
Passive Foreign Investment Company Rules
A non-U.S. corporation will be classified as a passive foreign investment company (a “PFIC”) in any taxable year in which, after taking into account the income and assets of certain subsidiaries, either (i) at least 75% of its gross income is passive income, or (ii) at least 50% of the average value of its assets is attributable to assets that produce or are held for the production of passive income. Whether or not we will be classified as a PFIC in any taxable year is a factual determination and will depend upon our assets, the market value of our common shares, and our activities in each year and is therefore subject to change.
Although we believe that we were not a PFIC for the year ended December 31, 2011, and do not expect to become a PFIC in the foreseeable future, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and can be subject to uncertainties. Accordingly, we cannot assure U.S. Holders that we are not or will not be a PFIC for the year ended December 31, 2011, or any future year. We undertake no obligation to advise U.S. Holders of our common shares as to our PFIC status for any year.
If we are a PFIC for any year, a U.S. Holder whose holding period for our common shares includes any portion of a year in which we are a PFIC generally would be subject to a special adverse tax regime in respect of “excess distributions.” Excess distributions include certain distributions received with respect to PFIC shares in a taxable year. Gain recognized by a U.S. Holder on a sale or other transfer of our common shares (including certain transfers that would otherwise be tax-free, such as gifts, exchanges in a corporate reorganization, or grants as security for a loan) also would be treated as excess distributions. Such excess distributions and gains would be allocated ratably to the U.S. Holder's holding period. For these purposes, the holding period of shares acquired either through an exercise of options or the conversion of convertible debentures includes the U.S. Holder's holding period in the option or convertible debenture.
The portion of any excess distribution (including gains treated as excess distributions) allocated to the current year and to prior years before we first became a PFIC would be includible as ordinary income in the current year. The portion of any excess distribution allocated to all other prior years would be taxed at the highest marginal rate applicable to ordinary income for each such year (regardless of the U.S. Holder's actual marginal rate for that year and without reduction by any losses or loss carry-forwards) and would be subject to interest charges.
Elections may be available to mitigate the adverse tax rules that apply to PFICs (the so-called “qualified electing fund” and “mark-to-market” elections), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. The qualified electing fund and mark-to-market elections are not available to U.S. Holders with respect to options to acquire our common shares or convertible debentures. Further, if a U.S. Holder of options or convertible debentures were to make either a qualified electing fund or mark-to-market election with respect to common shares received on exercise of an option or convertible debenture, the U.S. Holder will be required to treat as an “excess distribution” (subject to the adverse rules described above) any appreciation inherent in the common shares when the election first becomes effective. The mark-to-market election may be made only if, and so long as, our common shares are “regularly traded” on a qualified exchange or market. We have not decided whether we would provide to U.S. Holders the annual information that would be necessary to make the qualified electing fund election.
Dividends received from us will not be qualified dividend income if we are a PFIC in the year of payment, or were a PFIC in the year preceding the year of payment, and will be subject to taxation at ordinary income rates.
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
Special rules apply with respect to the calculation of the amount of the foreign tax credit with respect to excess distributions by a PFIC. In general, these rules allocate creditable foreign taxes over the U.S. Holder's holding period for common shares and otherwise coordinate the foreign tax credit limitation rules with the PFIC rules.
U.S. Holders who own common shares during any year in which we are a PFIC must file IRS Form 8621 with their U.S. federal income tax return for each year in which such holder owns our common shares, even if we subsequently would not be considered a PFIC. Pursuant to Code Section 1298(f), as amended in 2010, U.S. Holders may be required to provide additional information regarding ownership of an interest in a PFIC. As of the date hereof, the Internal Revenue Service has not promulgated regulations under Code Section 1298(f) regarding such additional reporting requirements.
Recently Enacted Legislation
The recently enacted Patient Protection and Affordable Care Act (the “PPACA”) requires certain U.S. Holders to pay up to an additional 3.8% tax on dividends and capital gains for taxable years beginning after December 31, 2012. The PPACA is the subject of a number of constitutional challenges, and at least one court has held that the PPACA is unconstitutional.
U.S. Holders should also consult their tax adviser regarding potential reporting obligations, if any, under the Hiring Incentives to Restore Employment Act, which provides rules relating to ownership of foreign financial assets or ownership of securities issued by a foreign issuer.
Information Reporting and Backup Withholding
Dividend payments made with respect to shares of our common shares and proceeds from the sale or other disposition of our common shares may be subject to information reporting requirements and to U.S. backup withholding (currently at a rate of 28%).
In general, backup withholding will apply with respect to reportable payments made to a U.S. Holder unless (i) the U.S. Holder is a corporation or other exempt recipient, and if required, demonstrates such exemption, or (ii) the U.S. Holder furnishes the payer with a taxpayer identification number on IRS Form W-9 in the manner required, certifies under penalty of perjury that such U.S. Holder is not currently subject to backup withholding and otherwise complies with the backup withholding requirements.
Backup withholding is not an additional tax. Rather, the amount of any backup withholding imposed on a payment to a holder will be allowed as a refund or a credit against such holder's U.S. federal income tax liability, provided that the required information is furnished to the Internal Revenue Service.
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below are derived from our audited consolidated financial statements for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, and should be read in conjunction with those financial statements and the notes thereto. The consolidated financial statements have been prepared in accordance with U.S. GAAP. Reference should also be made to “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.”
SUMMARY OF FINANCIAL CONDITION
(Amounts in thousands except per share data)

	As at December 31
	2011	2010	2009	2008	2007
Working capital	$(33,200)	$139,410	$145,206	$1,651	$71,407
Current assets	196,540	262,494	220,142	91,973	146,599
Total assets	727,678	753,226	722,708	663,344	728,977
Current liabilities	229,740	123,084	74,936	90,322	75,192
Long-term liabilities	59,636	193,023	201,891	193,871	202,870
Shareholder's equity	438,302	437,119	443,357	379,151	449,278

	For the Year Ended Dec 31 2011	For the Year Ended Dec 31 2010	For the Year Ended Dec 31 2009	For the Year Ended Dec 31 2008	For the Year Ended Dec 31 2007
Revenues	$471,007	$432,693	$400,739	$257,355	$175,614
Net income/(loss)	(2,502)	(14,605)	(8,903)	(69,204)	(41,749)
Net income/(loss) per share - basic	(0.008)	(0.044)	(0.048)	(0.313)	(0.182)

No dividends were paid during these five years.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying audited consolidated financial statements and related notes. The financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). Prior to 2011, Golden Star reported to security regulators in Canada, Ghana and the U.S. using financial statements prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") with a footnote reconciliation showing financial results prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). However, a change in SEC position in late 2009 required Canadian companies such as Golden Star, which do not qualify as foreign private issuers, to file their financial statements in the U.S. using U.S. GAAP after December 31, 2010. We therefore adopted U.S. GAAP as of January 1, 2011 for all of our subsequent U.S., Ghanaian and Canadian filings. All comparative financial information presented in this Form 10-K is reported in accordance with U.S. GAAP.
This Management's Discussion and Analysis of Financial Condition and Results of Operations includes information available to February 22, 2012.
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
“Cash operating cost per ounce” for a period is equal to “Cost of sales” for the period less mining related depreciation, depletion and amortization costs, royalties, production taxes, accretion of asset retirement obligation costs, costs that meet the definition of Betterment Stripping and operations-related foreign currency gains and losses for the period, divided by the number of ounces of gold sold during the period. “Total cash cost per ounce” for a period is equal to “Cash operating costs” for the period plus royalties and production taxes, divided by the number of ounces of gold sold during the period.

	For the year ended
	December 31, 2011
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$143,357	$189,423	$332,780
Royalties	11,016	10,279	21,295
Costs to metals inventory	(4,795)	(4,437)	(9,232)
Mining related depreciation and amortization	42,239	29,226	71,465
Accretion of asset retirement obligations	1,159	2,686	3,845
Cost of sales – GAAP	192,976	227,177	420,153
Less royalties	(11,016)	(10,279)	(21,295)
Less betterment waste stripping costs	—	(5,173)	(5,173)
Less operations-related foreign exchange losses	860	544	1,404
Less mining related depreciation and amortization	(42,239)	(29,226)	(71,465)
Less accretion of asset retirement obligations	(1,159)	(2,686)	(3,845)
Cash operating cost	$139,422	$180,357	$319,779

Plus royalties	11,016	10,279	21,295
Total cash costs	$150,438	$190,636	$341,074

Ounces sold	160,616	140,504	301,120
Cost per ounce measures ($/oz):
Cash operating cost per ounce	$868	$1,284	$1,062
Total cash cost per ounce	$937	$1,357	$1,133

	For the year ended
	December 31, 2010
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$134,527	$154,734	$289,261
Royalties	6,865	6,194	13,059
Costs to metals inventory	(1,675)	(2,641)	(4,316)
Mining related depreciation and amortization	63,363	37,284	100,647
Accretion of asset retirement obligations	950	1,853	2,803
Cost of sales – GAAP	204,030	197,424	401,454
Less royalties	(6,865)	(6,194)	(13,059)
Less betterment waste stripping costs	(8,505)	(4,558)	(13,063)
Less operations-related foreign exchange losses	125	(43)	82
Less mining related depreciation and amortization	(63,363)	(37,284)	(100,647)
Less accretion of asset retirement obligations	(950)	(1,853)	(2,803)
Cash operating cost	$124,472	$147,492	$271,964

Plus royalties	6,865	6,194	13,059
Total cash costs	$131,337	$153,686	$285,023

Ounces sold	183,931	170,973	354,904
Cost per ounce measures ($/oz):
Cash operating cost per ounce	$677	$863	$766
Total cash cost per ounce	$714	$899	$803
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
Total cash cost per ounce and cash operating cost per ounce should be considered as non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and in applicable Canadian securities laws and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. There are material limitations associated with the use of such non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Changes in numerous factors including, but not limited to, mining rates, processing rates, ore grade, gold recovery, costs of labor, consumables and mine site general and administrative activities can cause these measures to increase or decrease. We believe that these measures are similar to the measures of other gold mining companies, but may not be comparable to similarly titled measures in every instance.
TRENDS AND EVENTS IN THE TWELVE MONTHS ENDED DECEMBER 31, 2011
GOLD PRICES
While gold prices have generally trended upward during the last ten years from a low of $260 per ounce in 2001 to a high of $1,895 per ounce in September 2011, gold prices can fluctuate widely due to several factors such as changes in demand for physical gold, forward selling by gold mining companies, government actions, changes in the value of the U.S. dollar and global mine production rates. We realized $1,680 per ounce for our gold shipments during the fourth quarter of 2011 and $1,564 per ounce for the full year of 2011.
ADOPTION OF U.S. GAAP IN 2011
Prior to 2011, Golden Star had since its inception, reported to security regulators in both Canada and the U.S. using Canadian GAAP financial statements with a footnote reconciliation to U.S. GAAP. However, a change in SEC position in late 2009 required that Canadian companies such as Golden Star, which do not qualify as foreign private issuers, must file their financial statements in the U.S. using U.S. GAAP beginning in 2011. In response, we adopted U.S. GAAP as of January 1, 2011, for all subsequent reporting in the U.S., Canada, and Ghana.

INCREASES IN MINING COSTS
While gold prices have trended sharply upward in recent years, the industry has also experienced steady increases in mine operating costs including the costs of fuel, electric power, labor, explosives, mining equipment, equipment maintenance parts and chemicals consumed in the processing plants. In addition, many governments around the world have increased mineral royalties, fees and income tax rates in recent years.
Mining is an energy intensive industry using significant quantities of electricity and fuel in the mining, transport, crushing, grinding and processing of ores and as a result, a mine's cost structure is sensitive to changes in fuel and electric power costs. Increases in crude oil prices from $45 per barrel in early 2009, to in excess of $100 per barrel in late 2011 have thus contributed to higher mining costs worldwide. Increasing fuel costs have also resulted in higher electric power in many areas including Ghana. The resource boom of recent years has constrained availability of skilled mining personnel, which in turn has put upward pressure on labor costs. It has also contributed to increases in mining equipment costs and long lead times for new orders. An analysis of cash operating costs of 26 competitors' mines in Africa, North America, and South America as reported in their public financial reporting documents, show that on average, cash operating costs in the first nine months of 2011 were up 20% over the first nine months of 2010. While these various companies may apply differing cost accounting procedures, this analysis is an indication of recent trends in gold mining costs.
INCREASES IN TAXATION AND ROYALTIES
During 2011, several countries announced increases, or intent to increase mineral royalty rates, income tax rates and fees applicable to mining operations, including Australia, Peru, Bolivia, Chile, Tanzania, Ecuador, Mali, Brazil, Burkina Faso and Ghana. In early 2011, Ghana raised its royalty rates on gold mines from 3% to 5%, and which was a major factor in the 63% increase in the royalties paid by our mines in 2011, as compared to 2010.
In late 2011, the Government of Ghana proposed a number of changes to the mining fiscal regime for 2012, which if implemented, will likely result in an increase in corporate tax payable by mining companies in Ghana. The Government of Ghana has indicated that in 2012 the corporate income tax rate will increase from 25% to 35% for mining companies, and capital allowances (tax depreciation) will be deductible at a flat rate of 20% over a five year period instead of an 80% deduction in the year that the capital spending was incurred. In addition, the Government proposed to disallow expenditures from one mining area as a deduction from revenues in a separate mining area belonging to the same company in determining the company's taxable income. The Government also announced its intent to introduce a 10% windfall profit tax on mining companies in 2012. The details of these tax changes have not been made available and we are thus not able to determine the impact of these new taxes on our operations at this time. Moreover, the Ghana Government announced in late 2011 that it intends to establish a tax stability renegotiation team which plans to review the existing tax stability agreements of mining companies operating in Ghana. While our mines do not have tax stability agreements, it is not clear at this time if the tax stability renegotiation team will review out Deeds of Warranty which specify certain tax agreements for our properties.
CONVERTIBLE DEBT
Our $125 million convertible debentures mature on November 30, 2012. We have the option to settle this liability in cash payment, or subject to certain limitations, in common shares. See the Liquidity Outlook section below for additional details of the settlement alternatives for this debt.
RESULTS OF OPERATIONS - 2011 COMPARED TO 2010
Consolidated Results
Consolidated 2011 financial results include a net loss attributable to Golden Star of $2.1 million or 0.008 per share which was improved over a net loss attributable to Golden Star of $11.2 million or $0.044 per share in 2010. While the number of ounces sold was down from 2010's level and operating costs were higher, rising gold prices during 2011 yielded an increase in revenues that exceeded the impact of lower ounces and higher operating costs. Realized gold prices averaged $1,564 per ounce during 2011, up 28% from $1,219 per ounce in 2010. Lower ore grades and less tonnes of ore processed at both Bogoso and at Wassa contributed to the 2011 loss, as did higher cash operating costs at both operations.

Consolidated 2011 cash operating costs totaled $319.8 million, up 18% from $272.0 million in 2010. The increase in cash operating costs reflects significant increases in prices of many of our key operating inputs including the prices paid for electric power, labor, cyanide, fuel, and other reagents used in processing plants. Higher cash operating costs also reflect an increase in waste mining activities in 2011 as compared to 2010. See Bogoso's operational discussion below for more details on cost increases. Depreciation charges in 2011 were down $29.1 million from 2010 due to lower ounces sold at Bogoso and at Wassa, and due to the decrease in depreciation and amortization expense per ounce from the increase in gold reserves at the end of 2010.

SUMMARY OF FINANCIAL RESULTS	2011	2010	2009
Gold sales (oz)	301,120	354,904	409,902
Average realized gold price ($/oz)	1,564	1,219	978
Revenues ($ in thousands)	471,007	432,693	400,739
Cash flow provided by operations ($ in thousands)	23,643	96,617	96,940
Net income/(loss) attributable to Golden Star ($ in thousands)	(2,075)	(11,229)	(11,427)
Net income/(loss) per share attributable to Golden Star - basic ($)	(0.008)	(0.044)	(0.048)
Gold hedging activities during 2011 resulted in a loss of $19.5 million, up from a $1.1 million loss in 2010. Most of these losses were related to forward gold price contracts which lost value during the year as gold prices rose. See Note 5 of the attached financial statements for additional discussion of the 2011 gold forward contracts. Offsetting the gold derivative losses in 2011 was a $26.2 million gain on fair value of the option feature in our convertible debentures. The gain was in response to lower prices of our common shares which resulted in a lower value of the option feature. In comparison, we recorded a $3.2 million loss on the fair value of the conversion feature of our convertible debentures in 2010 in response to rising prices for our common shares. See Note 4 of the attached financial statements for additional disclosure on fair value adjustments to our convertible debentures.
Interest expense totaled $8.9 million in 2011, down marginally from $9.2 million in 2010, reflecting lower balances on our equipment financing loans during 2011 as loan balances were paid down. Corporate general and administrative costs totaled $25.4 million in 2011, up from $17.1 million in 2010. Most of the increase was related to one-time corporate advisory and consulting fees totaling $4.2 million, increases in non-cash stock compensation expense, addition of a technical services group and higher option and personnel costs. The consulting expense was related to an independent review performed at our mine sites to improve production processes and to lower operating costs. This project was competed in 2011 and we do not expect to commission similar studies in 2012. The increase in income tax expense from 2010 reflects higher income in Ghana at Wassa.

Bogoso/Prestea Operations 2011 Compared to 2010

BOGOSO/PRESTEA OPERATING RESULTS (1)	2011	2010	2009
Ore mined refractory (t)	2,671,918	2,733,730	2,940,822
Ore mined non-refractory (t)	42,220	115,417	—
Total ore mined (t)	2,714,138	2,849,147	2,940,822
Waste mined (t)	25,242,631	17,839,043	14,929,249
Refractory ore processed (t)	2,396,935	2,776,160	2,887,400
Refractory ore grade (g/t)	2.57	2.81	2.78
Gold recovery - refractory ore (%)	69.8	65.7	70.7
Non-refractory ore processed (t)	—	146,252	—
Non-refractory ore grade (g/t)	—	2.91	—
Gold recovery - non-refractory ore (%)	—	43.5	—
Gold sales (oz)	140,504	170,973	186,054
Cash operating cost ($/oz)	1,284	863	705
Royalties ($/oz)	73	36	30
Total cash cost ($/oz)	1,357	899	735
Bogoso/Prestea's revenues totaled $222.5 in 2011, up from $206.5 million in the same period of 2010. While the number of ounces sold was lower than in 2010, increases in realized gold prices during 2011 more than offset the impact of lower ounces. Bogoso's realized gold price averaged $1,584 per ounce during 2011, up from $1,207 per ounce a year earlier. Bogoso sold 140,504 ounces in 2011, down from 170,973 ounces in 2010. Decreases in tonnes processed and lower plant feed grade were the major factors contributing to the drop in ounces sold.
The decrease in grade as compared to 2010 reflects a change in ore source. In 2010, Bogoso's main feed source was the higher-grade Buesichem pit, but mining was completed at the Buesichem pit in the third quarter of 2010 and subsequently Bogoso moved its mining fleet to other pits at Bogoso where ore grades have been lower than at Buesichem. The drop in tonnes processed, as compared to 2010, reflects lower availability of ore in recent quarters as we pursued an accelerated waste stripping program at the Chujah pit to allow a more steady supply of ore in subsequent periods.
Bogoso's cash operating costs totaled $180.4 million during 2011, up from $147.5 million in 2010. The largest item contributing to Bogoso's increase in cash operating costs was a 7.4 million tonne increase in waste tonnes mined which resulted in higher equipment rental costs, additional equipment maintenance costs and additional equipment operating costs. Increases in the price of electric power, fuel, cyanide and labor, as compared to 2010, also contributed to higher operating costs as did higher maintenance expense than a year earlier. More specifically, in late 2011, the actual price we paid for mine truck tires was up 27% from a year earlier. Similarly, the price we paid for electricity was 23% higher, our fuel price was up 41%, explosives were up 7% and the cost of cyanide was up 16%.
A decrease in the number of ounces sold and higher cash operating costs resulted in a $1,284 per ounce cash operating cost in 2011, up from $863 per ounce during 2010. Bogoso's royalty costs were higher than a year earlier due to higher revenues and an increase in the government of Ghana's royalty rate from 3% in 2010 to 5% in 2011. The drop in ounces sold contributed to lower units-of-production amortization expense, as did an increase in gold reserves at the end of 2010.
Cost analysis and cost control planning was a major focus at all operational sites during 2011, and implementation of the new cost control programs are expected in early 2012. As part of the cost control efforts, we carried out an extensive mine planning exercise in late 2011 to determine the the optimum sequencing of the future Bogoso/Prestea pits to provide a steady, long term flow of oxide and sulfide ore to the Bogoso oxide and sulfide processing plants.
Mining of oxide ore was initiated at the Pampe pit west of Bogoso late in the third quarter of 2011 and the Bogoso oxide plant was brought on-line in the first quarter of 2012. In addition, we received final permits required to begin recovery and re-processing old Bogoso tails materials through the Bogoso oxide plant. Based on these new developments, we now expect that the combination of Pampe oxide ore and the recovery of oxidized tailings will allow continuous, or near-continuous, oxide plant operating throughout 2012 and beyond. Since the processing costs of oxide ores are typically lower than for other ore types at Bogoso/Prestea, we expect reductions in average cash operating costs per ounce in 2012 as compared to 2011.
We expect that 2012 sulfide mining rates will be lower than in 2011 with a lower strip ratio and we expect an increase in sulfide ore tonnes processed. Sulfide gold recovery rates should remain near the 75% rate established in the second half of 2011. While sulfide feed grades are expected to drop below 2011 levels, expected increases in processing rates and recovery should more than offset this, resulting in an increase in ounces sold versus 2011. Resumption of operations at the oxide processing plant should also contribute to higher gold sales in 2012.
During 2011, the Prestea Underground mine remained on a care and maintenance basis. In late 2011, our new Technical

Services Group began a Pre-feasibility study to evaluate economic potential of developing the Prestea Underground mine using mechanized mining methods.
Wassa/HBB Operations 2011 Compared to 2010

WASSA/HBB OPERATING RESULTS	2011	2010	2009
Ore mined (t)	2,540,965	2,561,088	2,222,511
Waste mined (t)	15,353,762	19,172,059	16,708,312
Ore processed (t)	2,579,430	2,648,232	2,652,939
Ore grade processed (g/t)	2.04	2.29	2.76
Recovery (%)	94.3	94.7	95.3
Gold sales (oz)	160,616	183,931	223,848
Cash operating cost ($/oz)	868	677	447
Royalties ($/oz)	69	37	32
Total cash cost ($/oz)	937	714	479
Wassa sold 160,616 ounces during 2011, down from 183,931ounces in 2010. A drop in ore grade to 2.04g/t from 2.29g/t in 2010 was the major factor contributing to the reduction in ounces sold. Ore grades fell as mining proceeded into lower grade areas of the Wassa and HBB ore bodies during 2011. Higher realized gold prices offset the impact of lower ounces sold to yield revenues of $248.5 million, up from $226.2 million in 2010. Wassa's realized gold price averaged $1,547 per ounce during 2011, up from $1,230 per ounce a year earlier.
Cash operating costs totaled $139.4 million in 2011, up from $124.5 million in 2010. Increases in the price of electric power, fuel, cyanide, labor and maintenance contributed to higher operating costs. See the Bogoso discussion of costs, immediately above, for additional details on increases in the price of key items consumed in our operations. The drop in ounces sold as compared to 2010, coupled with higher cash operating costs, resulted in an increase in cash operating cost per ounce to $868, as compared to $677 per ounce in 2010.
Mining operations were completed at Benso in February 2012, and we plan to increase mining rates at the Wassa area pits to compensate for the Benso closure. While the Wassa pits should make up for the Benso tonnage, Wassa ore grades are lower than what has been mined at Benso and this will result in lower overall feed grades and lower gold output at Wassa/HBB in 2012 as compared to 2011. The new Father Brown pit at Hwini-Butre came on line in the fourth quarter of 2011, replacing ore from other Hwini-Butre pits that were closed upon completion of mining. It is expected that the remaining life of the Hwini-Butre mining operation is now approximately two to two and one half years, after which all or most of the ore feed to the Wassa plant will come from Wassa area pits. During 2012, Hwini-Butre should provide approximately 20% of the Wassa plant ore tonnes at an average grade of approximately 4.9g/t. The balance of the Wassa plant feed is expected to come from Wassa area pits.
RESULTS OF OPERATIONS - 2010 COMPARED TO 2009
Consolidated Results
Consolidated 2010 financial results include a net loss attributable to Golden Star of $11.2 million or $0.044 per share as compared to a net loss attributable to Golden Star of $11.4 million or $0.048 per share in 2009. While 2010 gold prices were higher than in 2009, a drop in ounces sold combined with an increase in cost of sales to yield a $6.7 million drop in mine operating margin to $31.2 million, down from $38.0 million in 2009. But a smaller loss from changes in the fair value of the convertible debentures and lower interest expense combined to produce a $9.1 million pre-tax loss for 2010, down from a pre-tax loss of $27.4 million in 2009.
In both 2009 and 2010, the loss from changes in the fair value of the convertible debentures was caused by increasing share prices for our common stock which resulted in an increase in the value of the conversion feature of the debentures and an increase in the amount of our liability associated with the outstanding debentures. The loss in 2010 was much less than in 2009, simply because the increase on our share price in 2010 was much less than the increase during 2009.
Our 2010 consolidated tax expense was $5.5 million, as compared to an $18.5 million tax benefit in 2009. The 2009 benefit was a result of recognizing Wassa's deferred tax assets at the end of 2009 upon transfer of the HBB mining leases to Wassa and improved operational performance at Wassa. The $5.5 million tax expense in 2010 reflects the ongoing use of Wassa's tax assets to offset 2010 taxable income, and the cost of a temporary tax levy in Ghana.
Gold sales totaled 354,904 ounces in 2010, down from 409,902 ounces sold in 2009. The major factors contributing to the decrease in gold sold were lower gold recovery at Bogoso and lower ore grades at Wassa. Realized gold prices averaged $1,219 per ounce during 2010, up 25% from $978 per ounce in 2009. Wassa processed essentially the same tonnes in 2010 as in 2009, but ore grades were lower than in 2009 as mining moved into lower grade areas of the Benso and Hwini-Butre ore bodies during 2010. In contrast, Bogoso processed higher grade ore during 2010 than in 2009, but its gold output was adversely impacted by lower gold recoveries during most of the year. Lower gold recovery at Bogoso was related to a change in ore sources during the year. In 2009 and the first quarter of 2010, Bogoso's main ore source was fresh ore from deep in the Buesichem pit, which yielded good recoveries. By mid 2010, the Buesichem pit was exhausted and Bogoso moved its main mining fleet to the Chujah Main pit where mining in the initial benches encountered partially oxidized ore which yielded lower flotation recovery of the gold. Bogoso initiated mining at the Bogoso North pit in October to supplement the Chujah Main pit ore. See additional discussion of Wassa and Bogoso's operations below.
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
Bogoso/Prestea Operations 2010 Compared to 2009
Bogoso/Prestea gold shipments totaled 170,973 ounces in 2010 at an average gold price of $1,207 per ounce, down from 186,054 ounces in 2009 at an average price of $978 per ounce. While plant feed grades and total tonnes processed were marginally higher in 2010, a drop in gold recovery resulted in lower gold output. The drop in refractory ore gold recovery to 65.7% in 2010 from 70.7% in 2009 was related to a change in ore sources during the year. In 2009 and the first quarter of 2010, Bogoso's main feed source was fresh ore from deep in the Buesichem pit which yielded good recoveries. But by mid 2010, the Buesichem pit was exhausted and Bogoso moved its main mining fleet to the Chujah Main pit where mining encountered partially oxidized ore at shallow levels resulting in lower flotation recovery of the gold. Bogoso also processed stockpiled transition ores at various times late in 2010, which also contributed to lower gold recovery rates. The Bogoso North pit was opened in the fourth quarter of 2010 to provide additional ore. Unusually heavy rainfall in the second half of 2010 and de-watering issues impeded mining operations and pit scheduling at both Chujah and Bogoso North.
The Bogoso sulfide plant processed refractory ore throughout the year, and in various periods the oxide plant was operated to provide additional refractory concentrate to the bio-oxidation circuit. In the fourth quarter of 2010, the oxide plant processed oxide ore from a small stockpile accumulated from sundry sources over the past few quarters.
Bogoso/Prestea's cash operating costs totaled $147.5 million in 2010, up from $131.2 million in 2009. Higher electric power, fuel, cyanide and labor costs were the key items responsible for Bogoso's cost increase. Higher cash operating costs coupled with lower gold output pushed cash operating costs to $863 per ounce, up from $705 per ounce in 2009.
The current portion of Bogoso's asset retirement obligation increased in 2010 due to the need to back fill the Plant North pit at Prestea, and to rehabilitate the associated waste rock dump site. These two items are expected to cost approximately $18.1 million during 2011.
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
DEVELOPMENT PROJECTS 2011
PAMPE AND THE BOGOSO OXIDE PLANT REFURBISHMENT
During the third quarter of 2011, we restarted mining operations at the Pampe oxide property located 19 kilometers west of the Bogoso processing plant site. It is expected that Pampe oxide ores will be less expensive to process than the Bogoso sulfide ores and should yield better gold recovery rates. Pampe oxide ore was stockpiled during the balance of 2011, and the Bogoso oxide plant began processing the ore in February 2012. In anticipation of the Pampe oxide ore, the oxide plant was refurbished in 2011.
BOGOSO TAILINGS RECOVERY PROJECT
Construction continued at Bogoso on our hydraulic tailings recovery system which is designed to feed tailings from decommissioned Bogoso tailings storage facilities directly into the Bogoso oxide plant's CIL circuit. The final environmental permit needed for start-up was received in October 2011. While the grade of the tailings material is lower than that of the ores typically treated in the Bogoso oxide plant in the past, operating costs are expected to be low since reclaimed tailings can be fed directly into the existing CIL circuit without crushing or grinding. Thus, ore processing costs will be lower than for freshly mined ore, resulting in lower overall average costs per ounce at Bogoso. It is expected that this material will be a supplemental feed to oxide ores mined from Pampe and later from Prestea South once mining is initiated there later in 2012.
PRESTEA SOUTH PROPERTIES
During 2011, we continued to seek environmental permits required to develop the Prestea South oxide deposits. In 2010, the Ghana EPA requested an update to the Prestea South Project Environmental Impact Statement (“EIS”) and a revised draft EIS was submitted to the EPA in April 2011.
When the environmental permits are obtained, we expect to initiate development at Prestea South deposits, including its 10 kilometer haul road extension. We plan to transport Prestea South oxide ore to Bogoso and process it through the Bogoso oxide plant. Prestea South sulfide ore will be processed through the Bogoso sulfide plant.
EXPLORATION PROJECTS
Exploration expenditures totaled approximately $24.4 million during 2011, up from $20 million in 2010. The 2011 exploration programs concentrated on drilling at Buesichem South, Bogoso North, Chujah and Pampe at Bogoso/Prestea, and resource delineation drilling at Wassa/HBB. The 2011 Wassa area program focused on resource extensions along strike and at depth. We also drill tested various zones at Hwini- Butre including underground targets at Father Brown. There were no exploration activities at the Prestea Underground in 2011, but we continued with engineering studies to assess the economic potential of resuming underground mining activities.
Exploration activities continued on our Niger properties where AMI Resources, who is party to an earn-in agreement, continued drilling at Deba and Tialkam. In Burkina Faso, Riverstone Resources, which has an option to purchase the Goulagou and Rounga properties, also carried out a drilling program. In February 2012, Riverstone Resources exercised their purchase option and acquired our Burkina Faso properties. Exploration activity was limited in Sierra Leone and Cote D'Ivoire during 2011 due to license issues and political instability, respectively, in these two areas.
In South America, 2011 exploration efforts concentrated on the Iriri Joint Venture in northern Mato Grosso state in Brazil, where we have the ability to earn a 50% ownership position in a 3,400 square kilometer land package held by Votorantim Metals. The Iriri Joint Venture is a green fields project encompassing regional, wide spaced soil and stream sediment sampling. During 2011, sampling programs covered approximately 80% of the 3,400 square kilometer area with the remaining area to be sampled in 2012 after the seasonal rains end.
The Saramacca property, located in Suriname, consists of three concessions totaling approximately 486 square kilometers. In 2009, Newmont Mining Corporation (“Newmont”) earned a 51% interest in the Saramacca project by having spent $6 million on exploration and has since taken over management of the project. Also in 2009, we entered into an agreement with Newmont to sell them our remaining interest in the Saramacca joint venture for approximately $8.0 million subject to the Government of Suriname's transfer of ownership of the exploration license to Newmont. The joint venture has continued work on the property since that date, investing a further $6 million in drilling and development.
Newmont has spent the past two years seeking transfer of the license but the government of Suriname has still not agreed to the transfer. In the interim, Newmont submitted a feasibility study to the Government of Suriname in 2011 requesting conversion of the prospecting licenses to an exploitation license and discussions on this request are also on-going. When the license transfer is completed we expect to receive the $8 million purchase price, which is currently being held in escrow.
2012 Exploration Plans
We have budgeted approximately $10 million for exploration activities in 2012, much of which will be focused on resource definition at Wassa and further drill testing of the Father Brown underground potential at Hwini-Butre. The 2011 exploration programs at Wassa were successful in identifying and delineating higher grade zones below the current pits' designs and as a result, this higher grade material could allow the existing Wassa pits to go deeper than initially expected. The 2012 Wassa drilling program will incorporate pit optimization planning to help focus drilling in areas where higher grade material may provide the best economics and pit shell expansions. The 2012 drilling at the Father Brown underground targets will focus on testing extensions of the mineralization along strike and at depth.
We expect that during 2012,West African exploration programs outside of Ghana will include deep auger drilling at our Amelekia concessions in Cote D'Ivoire. Our Sonfon project in Sierra Leone will remain on care and maintenance until the license issue with the government has been resolved.
The South American exploration effort will focus on the Iriri Joint Venture in Brazil as well as the transfer of the Saramacca licenses in Suriname to Newmont. The Iriri Joint Venture programs plan to concentrate on finishing the regional stream sediment sampling programs over the remaining area not covered in our 2011 sampling program. Upon completion of the wide spaced surface sampling program, follow-up sampling programs will be designed to explore any identified anomalies. Our current plan is to have several soil anomalies delineated by the end of the 2012, which can become drilling targets in subsequent years.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated cash operating margin, (Gold revenues less the cash components of cost of goods sold as found in Note 16 to the attached financial statements) totaled $116.9 million during 2011. This cash was used to cover various non-operating costs and changes in working capital during 2011, bringing cash from operations to $23.6 million for the full year. Non-operating uses of cash included $26.9 million for reclamation projects, $21.7 for corporate general and administrative costs, $19.5 million used to settle gold forward sales contracts, $7.9 million for working capital needs, $13.8 for non-mine-site exploration costs and property holding costs. We expect cash requirements for many of these cost items will decrease in 2012. The unusually large reclamation spending in 2011 was mostly related to backfilling of Plant North pit at Prestea. The backfilling was completed by the end of 2011, and we expect a significant reduction in reclamation spending in 2012. Similarly, most of the cash used in working capital during 2011 was related to increases in ore stockpiles in the fourth quarter. Furthermore, all gold forward purchase contracts expired in 2011 and thus will not require cash payments in 2012. And lastly, 2011 corporate general and administrative costs included a large one-time consulting project, and as a result, we expect lower costs here as well in 2012.

A total of $101.4 million was used in investing activities during 2011, including $50.0 million on mining property development projects and $51.4 million for the acquisition of new equipment and facilities at the mine sites. Major capital items during 2011 included new mining equipment, development drilling at the operating mine sites, tailing dam enhancements, a new water treatment plant at Bogoso, processing plant enhancements, capitalization of pre-stripping costs and costs of the tailings reclaim project at Bogoso. Scheduled debt payments on our equipment financing facility used $7.8 million of cash and new borrowings on this facility provided $9.8 million of cash.
While the mines provided sufficient cash to meet all of our operating and non-operating needs, during 2011 investing activities were essentially funded by a reduction in cash on hand bringing our cash balance down from $178.8 million at December 31, 2010, to $103.6 million at December 31, 2011. During 2011, all of our cash was held as cash or was invested in funds that held only U.S. treasury notes and bonds.
LIQUIDITY OUTLOOK
We expect to spend up to $80 million on capital projects at Bogoso/Prestea and Wassa/HBB during 2012. In addition, we expect to spend $9 million on rehabilitation projects at Bogoso/Prestea and Wassa/HBB during 2012. The major planned capital projects in 2012 include a new tailings pond facility at Wassa, a water treatment plant at Bogoso, new mining equipment, additional mine development drilling and upgrades to the Bogoso sulfide plant.
We plan to use approximately $7.0 million of cash for payments on the equipment financing loans and we expect to draw approximately $8 million on new equipment loans in 2012 to replace mining equipment. During 2012, we plan to pay $1.0 million of interest on our equipment financing facility, and $4.6 million of interest payments on the convertible debentures.
As of December 31, 2011, the company had a negative working capital position of $33.2 million, which includes cash of $103.6 million and a current liability for our convertible debenture of $125.0 million. Our convertible debentures, due in November 2012, became a current liability in the fourth quarter of 2011, which caused our current liabilities to exceed current assets. The options available to settle this liability include: 1.) cash; 2.) re-financing of the debt; 3.) payment in common shares; or 4.) a combination of shares and cash.
While it is our current intent to redeem these debentures with cash in November 2012, or depending upon market conditions, refinance the debentures using long term debt, the debentures contain a provision for settlement in common shares. On maturity, we may, at our option, satisfy the repayment obligation by paying the full $125.0 million principal amount of the

Debentures in cash or, alternatively by issuing up to 46.7 million common shares to the debenture holders. If we opt to settle in shares, we must redeem all, and not less than all, of the debentures by issuing up to 46.7 million shares. The value assigned to the shares issued will be determined as 95% of the weighted average trading price of our common shares on the NYSE Amex stock exchange for the 20 consecutive trading days ending five trading days preceding the maturity date. If the value assigned to the shares multiplied by 46.7 million shares is insufficient to cover the entire $125.0 million liability, we would be required to pay cash, in addition to the shares issued, in an amount that when added to the value of the shares will equal $125.0 million. If required, the share issuance option would not impact our cash position to the extent shares are used to retire the debt.
We also maintain a $31.5 million revolving line of credit which had nil outstanding at December 31, 2011. This revolving credit facility expires on September 30, 2012. We also have $22.2 million of borrowing capacity at December 31, 2011, under our equipment financing credit facility which has an indefinite life.
We expect that our 2012 operating cash flow, along with cash on hand at December 31, 2011, and the equipment financing facility, will be sufficient to cover capital, operating and debt needs during 2012. However, since our operating cash flows are sensitive to fluctuations in gold price, a prolonged down turn in gold price could adversely impact our ability to generate sufficient cash flow from operations to meet all of our needs during 2012.
LOOKING AHEAD
Our main objectives for 2012 include:

•	start-up Bogoso's oxide processing plant early in 2012 using Pampe ore and, later in 2012, begin feeding Bogoso tailings materials;

•	achieve reductions in operating costs throughout the organization;

•	continue exploration drilling at the Wassa mining lease to follow up on the 2011 drilling results;

•	complete Prestea Underground pre-feasibility study and if warranted prepare a development and financing plan; and

•	re-evaluation of all mining plans and equipment needs for continued longer term profitable operation.
We are estimating a 2012 Bogoso/Prestea gold production of 210,000 to 225,000 ounces at an average cash operating cost of $1,100 to $1,180 per ounce. We expect Wassa to produce approximately 140,000 to 145,000 ounces during 2012 at an average cash operating cost of $950 to $985 per ounce, with combined total production of approximately 350,000 to 370,000 ounces at an average cash operating cost of $1,040 to $1,100 per ounce.
As more fully disclosed in the Risk Factors in Item 1A of this Form 10-K, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.
ENVIRONMENTAL LAWS AND REGULATIONS
See Item 2 Description of Properties - "Mining in Ghana" for a description of environmental laws and regulations and for a discussion of our social and economic development activities in Ghana.
RELATED PARTY TRANSACTIONS
We obtained legal services from a legal firm to which one of our board members is of Counsel. The total value of all services purchased from this law firm during 2011 and 2010 was $0.6 million and $0.9 million, respectively. Our board member did not personally perform any legal services for us during the period nor did he benefit directly or indirectly from payments for the services performed by the firm.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies under U.S. GAAP are described in Note 3 of our consolidated financial statements. Preparation of our consolidated financial statements requires the use of estimates and assumptions that can affect reported amounts of assets, liabilities, revenues and expenses. Accounting policies relating to asset impairments, depreciation and amortization of mining property, plant and equipment, stock based compensation, tax assets, determination of fair values of financial instruments and site reclamation/closure accruals are subject to estimates and assumptions regarding reserves, gold recoveries, future gold prices, future operating and reclamation costs and future mining activities.
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
Ore stockpiles: Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by physical surveys or by estimating the number of tonnes of ore added and removed from the stockpile during a period. The number of recoverable ounces of gold in stockpiles is based on assay data and the gold recovery rate expected when the ore is processed. Stockpile values include mining and mine maintenances costs incurred in bringing the ore to the stockpile, and also a share of direct overhead and applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and are removed at the average cost per tonne of the total stockpile. Stockpiles are reduced as material is removed and fed to the processing plant. A 10% adjustment to the volume of the stockpile, based on typical stockpile tonnage, would change the carrying value of the stockpile inventory by approximately $0.5 to $1.0 million.
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
Amortization: Capital expenditures for mining properties, mine development and certain property plant and equipment items, are amortized using a units-of-production method over Proven and Probable Mineral Reserve ounces of gold. Capital expenditures that benefit an entire mining property, such as the cost of building an administrative facility, are amortized over all ounces contained on the property. Capital expenditures that benefit only a specific asset such as the pre-production stripping costs of a pit, are amortized over only the ounces located in the associated pit. Reserve estimates, which serve as the denominator in units of production amortization calculations, involve the exercise of subjective judgment and are based on numerous assumptions about future operating costs, future gold prices, continuity of mineralization, future gold recovery rates, spatial configuration of gold deposits, and other factors that may prove to be incorrect. A 10% adjustment in estimated total December 31, 2011, reserves at Wassa and at Bogoso/Prestea could result in an approximately $8.6 million annual change in amortization expense.
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
Asset retirement obligation and reclamation expenditures: Accounting for future reclamation obligations requires management to make estimates, at each mine site, of future reclamation and closure costs. In many cases a majority of such costs are incurred at the end of a mine's life which can be several years in the future. Such estimates are subject to changes in mine plans, reclamation requirements, inflation rates and technology. As a result, future reclamation and closure costs are difficult to estimate. Our estimates of future reclamation and closing cost are reviewed frequently and are adjusted as needed to reflect new information about the timing and expected future costs of our environmental disturbances. Based upon our current situation, we estimate that a 10% increases in total future reclamation and closure cash costs would result in an approximately $2 million increase in our asset retirement obligations.
ACCOUNTING DEVELOPMENTS
See Note 3 to the financial statements attached below this “Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations” for a discussion of Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements.

Adoption of U.S. GAAP in 2011
Golden Star has, since its inception, reported to security regulators in both Canada and the U.S. using Canadian GAAP financial statements with a foot-note reconciliation to U.S. GAAP. However, a change in SEC position in late 2009 required that after 2010, Canadian companies such as Golden Star, which do not qualify as foreign private issuers, file their financial statements in the U.S. using U.S. GAAP after 2010. In response, we adopted U.S. GAAP for years beginning on or after January 1, 2011 for all future U.S., Ghanaian and Canadian regulatory filings.
OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements.
TABLE OF CONTRACTUAL OBLIGATIONS

	Payment due (in millions) by period
	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Debt (1)	$142,917	$132,030	$10,394	$493	$—
Interest on long term debt	7,004	6,022	964	18	—
Operating lease obligations	8,220	5,348	2,807	65	—
Capital lease obligations	224	224	—	—	—
Asset retirement obligations (2)	75,798	8,996	19,601	9,280	37,921
Total	$234,163	$152,620	$33,766	$9,856	$37,921

(1)
Includes $125.0 million of convertible debentures maturing in November 2012. Golden Star has the right to repay the $125.0 million in cash or in common shares at the due date under certain circumstances. The presentation shown above assumes payment is made in cash and also assumes no conversions of the debt to common shares by the holders prior to the maturity date.

(2)
Asset retirement obligations include estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves, an analysis of which determines the ultimate closure date and impacts the discounted amounts of future asset retirement liabilities. The discounted value of these projected cash flows is recorded as “Asset retirement obligations” on the balance sheet of $36.3 million as of December 31, 2011. The amounts shown above are undiscounted to show full expected cash requirements.

OUTSTANDING SHARE DATA
This “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes information available to February 22, 2012. As of February 22, 2012, we had outstanding 258,674,486 common shares, options to acquire 12,489,572 common shares, and convertible notes which are convertible into 25,000,000 common shares.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our debt, changes in foreign currency exchange rates and commodity price fluctuations.
Interest Rate Risk
Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Our convertible senior unsecured debentures and the outstanding loans under our equipment financing facility bear interest at a fixed rate and are not subject to gains or losses in interest rate. Our revolving credit facility has a variable interest rate of the higher of the applicable lender's cost of funds (capped at 1.25% per annum above LIBOR) and LIBOR plus a margin of 5%. As of December 31, 2011, there was a nil balance outstanding on this facility. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.
Foreign Currency Exchange Rate Risk
Currency risk is risk that the fair value of future cash flows will fluctuate because of changes in foreign currency exchange rates. In addition, the value of cash and cash equivalents and other financial assets and liabilities denominated in foreign currencies can fluctuates with changes in currency exchange rates.

Since our revenues are denominated in U.S. dollars and our operating units transact much of their business in U.S. dollars, we are typically not subject to significant impacts from currency fluctuations. Even thus, certain purchases of labor, operating supplies and capital assets are denominated in Ghana cedis, euros, British pounds, Australian dollars and South African rand. To accommodate these purchases, we maintain operating cash accounts in non-US dollar currencies and appreciation of these non-US dollar currencies against the U.S. dollar results in a foreign currency gain and a decrease in non-U.S. dollar currencies results in a loss. In the past we have entered into forward purchase contracts for South African rand, euros and other currencies to hedge expected purchase costs of capital assets. During 2011 and 2010 we had no currency related derivatives. At December 31, 2011, and 2010 we held $16.3 million and $9.4 million, respectively, of foreign currency.
Commodity Price Risk
Gold is our primary product and, as a result, changes in the price of gold significantly affect our results of operations and cash flows. Based on our expected gold production in 2011, a $10 per ounce change in gold price would result in approximately a $3.5 million change in our sales revenues and operating cash flows. To reduce gold price volatility, we have at various times entered into gold price derivatives. At December 31, 2011, and December 31, 2010, we did not hold any gold price derivatives and thus, there were no financial instruments subject to gold price risk at those dates. We held gold price derivatives at various times during 2010 and 2011. Information on these gold price derivatives can be found in Note 5 of our financial statements.
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

Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Our credit risk is primarily associated with liquid financial assets and derivatives. We limit exposure to credit risk on liquid financial assets by holding our cash, cash equivalents, restricted cash and deposits at highly-rated financial institutions and during 2011, all of our excess cash was invested in funds that hold only U.S. treasury bills. We mitigate the credit risks of our derivatives by entering into derivative contracts with only high quality counter parties. Risks associated with gold trade receivables is considered minimal as we sell gold to a credit-worthy buyer who settles promptly within a week of receipt of gold bullion.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders of Golden Star Resources Ltd:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Golden Star Resources Ltd. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of operations and cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A of the Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Vancouver, British Columbia
February 22, 2012

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(Stated in thousands of U.S. dollars except share and per share data)

	For the years ended December 31,
	2011	2010	2009
REVENUE
Gold revenues	$471,007	$432,693	$400,739
Cost of sales (Note 16)	420,153	401,455	362,788
Mine operating margin	50,854	31,238	37,951
Exploration expense	5,137	5,398	4,291
General and administrative expense	25,378	17,065	14,156
Derivative mark-to-market loss (Note 5)	19,276	850	3,538
(Gain)/loss on fair value of convertible debentures (Note 4)	(26,154)	3,208	31,181
Property holding costs	8,674	5,299	4,196
Foreign exchange (gain)/loss	2,749	872	(2,995)
Interest expense	8,891	9,207	12,037
Interest and other income	(229)	(362)	(197)
(Gain)/loss on sale of assets	(1,350)	(1,171)	304
Other income	—	—	(1,142)
Income/(loss) before income tax	8,482	(9,128)	(27,418)
Income tax (expense)/benefit	(10,984)	(5,477)	18,515
Net loss	$(2,502)	$(14,605)	$(8,903)
Net income/(loss) attributable to noncontrolling interest	(427)	(3,376)	2,524
Net loss attributable to Golden Star shareholders	$(2,075)	$(11,229)	$(11,427)

Net loss per share attributable to Golden Star shareholders
Basic (Note 18)	$(0.008)	$(0.044)	$(0.048)
Diluted (Note 18)	$(0.008)	$(0.044)	$(0.048)
Weighted average shares outstanding (millions)	258.6	258.0	237.2
Weighted average shares outstanding-diluted (millions)	258.6	258.0	237.2

OTHER COMPREHENSIVE LOSS
Net loss	$(2,502)	$(14,605)	$(8,903)
Unrealized gain on investments net of taxes (Note 8)	19	619	113
Comprehensive loss	$(2,483)	$(13,986)	$(8,790)
Comprehensive loss attributable to Golden Star shareholders	$(2,056)	$(10,610)	$(11,314)
Comprehensive income/(loss) attributable to noncontrolling interest	(427)	(3,376)	2,524
Comprehensive loss	$(2,483)	$(13,986)	$(8,790)
The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of U.S. dollars except shares issued and outstanding)

	As of	As of
	December 31 2011	December 31 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$103,644	$178,018
Accounts receivable (Note 7)	10,077	11,885
Inventories (Note 6)	74,297	65,204
Deposits	6,474	5,865
Prepaids and other	2,048	1,522
Total Current Assets	196,540	262,494
RESTRICTED CASH	1,273	1,205
PROPERTY, PLANT AND EQUIPMENT (Note 9)	252,131	228,367
INTANGIBLE ASSETS (Note 11)	5,266	7,373
MINING PROPERTIES (Note 10)	270,157	250,620
OTHER ASSETS	2,311	3,167
Total Assets	$727,678	$753,226
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$40,708	$34,522
Accrued liabilities	51,380	53,935
Asset retirement obligations (Note 12)	8,996	23,485
Current tax liability (Note 14)	197	1,128
Current debt (Notes 13)	128,459	10,014
Total Current Liabilities	229,740	123,084
LONG TERM DEBT (Notes 13)	10,759	155,879
ASSET RETIREMENT OBLIGATIONS (Note 12)	24,884	21,467
DEFERRED TAX LIABILITY (Note 14)	23,993	15,678
Total Liabilities	$289,376	$316,108
COMMITMENTS AND CONTINGENCIES (Note 15)	—	—
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding	—	—
Common shares, without par value, unlimited shares authorized.	$693,899	$693,487
CONTRIBUTED SURPLUS	19,815	16,560
ACCUMULATED OTHER COMPREHENSIVE INCOME	1,978	1,959
DEFICIT	(276,112)	(274,037)
Total Golden Star Equity	$439,580	$437,969
NONCONTROLLING INTEREST	(1,278)	(851)
Total Equity	438,302	437,118
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$727,678	$753,226

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Stated in thousands of U.S. dollars)

	Number of Common Shares	Share Capital		Contributed Surplus		Accumulated Other Comprehensive Income/(Loss)	Retained Deficit	Non Controlling Interest	Total Shareholders' Equity
				Warrants	Options
Balance at December 31, 2008	235,945,311	$615,097		$5,138	$9,067	$1,228	$(251,381)	$1	$379,150
Shares issued under options	1,417,250	4,008		—	(1,470)	—	—	—	2,538
Options granted net of forfeitures	—	—		—	2,032	—	—	—	2,032
Unrealized gain on available for sale securities	—	—		—	—	112	—	—	112
Common shares issued	20,000,000	75,000		—	—	—	—	—	75,000
Noncontrolling interest	—	—	—	—	—	—	—	2,524	2,524
Issue costs	—	(4,049)		—	—	—	—	—	(4,049)
Net Loss	—	—		—	—	—	(11,427)	—	(11,427)
Balance at December 31, 2009	257,362,561	$690,056		$5,138	$9,629	$1,340	$(262,808)	$2,525	$445,880
Shares issued under options	1,148,675	3,537		—	(1,182)	—	—	—	2,355
Options granted net of forfeitures	—	—		—	2,975	—	—	—	2,975
Unrealized gain on available for sale securities	—	—		—	—	619	—	—	619
Noncontrolling interest	—	—		—	—	—	—	(3,376)	(3,376)
Issue costs	—	(106)		—	—	—	—	—	(106)
Net loss	—	—		—	—	—	(11,229)	—	(11,229)
Balance at December 31, 2010	258,511,236	$693,487		$5,138	$11,422	$1,959	$(274,037)	$(851)	$437,118
Shares issued under options	158,251	412		—	(130)	—	—	—	282
Options granted net of forfeitures	—	—		—	3,336	—	—	—	3,336
DSU's granted	—	—		—	49	—	—	—	49
Unrealized gain on available for sale securities	—	—		—	—	19	—	—	19
Noncontrolling interest	—	—		—	—	—	—	(427)	(427)
Issue costs	—	—		—	—	—	—	—	—
Net loss	—	—		—	—	—	(2,075)	—	(2,075)
Balance at December 31, 2011	258,669,487	$693,899		$5,138	$14,677	$1,978	$(276,112)	$(1,278)	$438,302
The accompanying notes are an integral part of these financial statements
There were no treasury shares held as of December 31, 2011.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of U.S. dollars)

	For the years ended December 31
	2011	2010	2009
OPERATING ACTIVITIES:
Net loss	$(2,502)	$(14,605)	$(8,903)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	71,466	98,775	109,666
Amortization of loan acquisition cost	1,563	1,228	1,201
(Gain)/loss on sale of assets	(1,350)	(1,172)	304
Non-cash employee compensation	3,385	2,975	2,033
Deferred income tax expense/(benefit)	8,315	3,374	(20,886)
Fair value of derivatives gain	(177)	(217)	(1,838)
Fair value (gain)/loss on convertible debt	(26,154)	3,210	34,195
Accretion of asset retirement obligations	3,845	2,802	2,165
Reclamation expenditures	(26,895)	(9,704)	(1,985)
	31,496	86,666	115,952
Changes in non-cash working capital:
Accounts receivable	1,839	(4,022)	(2,702)
Inventories	(9,030)	(14,351)	(5,619)
Deposits	(1,250)	235	(193)
Accounts payable and accrued liabilities	2,335	27,607	(10,232)
Other	(1,747)	481	(267)
Net cash provided by operating activities	23,643	96,616	96,939
INVESTING ACTIVITIES:
Expenditures on mining properties	(50,027)	(34,342)	(28,624)
Expenditures on property, plant and equipment	(51,353)	(30,849)	(12,468)
Cash securing letters of credit (used)/refunded	(68)	2,599	445
Change in accounts payable and deposits on mine equipment and material	1,907	901	(1,016)
Other	1,984	141	2
Net cash used in investing activities	(97,557)	(61,550)	(41,661)
FINANCING ACTIVITIES:
Issuance of share capital, net of issuance costs	282	2,248	73,489
Principal payments on debt	(10,397)	(38,049)	(28,856)
Proceeds from debt agreements and equipment financing	9,875	25,674	22,837
Other	(220)	(1,010)	(2,219)
Net cash (used in)/provided by financing activities	(460)	(11,137)	65,251
(Decrease)/increase in cash and cash equivalents	(74,374)	23,929	120,529
Cash and cash equivalents, beginning of year	178,018	154,089	33,560
Cash and cash equivalents end of year	$103,644	$178,018	$154,089

(See Note 21 for supplemental cash flow information)

GOLDEN STAR RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of U.S. Dollars unless noted otherwise)
1. NATURE OF OPERATIONS
Through our 90% owned subsidiary Golden Star (Bogoso/Prestea) Ltd (“GSBPL”) we own and operate the Bogoso/Prestea gold mining and processing operation (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. Through our 90% owned subsidiary Golden Star (Wassa) Ltd (“GSWL”) we also own and operate the Wassa gold mine (“Wassa”), located approximately 35 kilometers east of Bogoso/Prestea. Wassa mines ore from pits near the Wassa plant and also processes ore mined at our Hwini-Butre and Benso (“HBB”) mines located south of Wassa. We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Niger and Côte d'Ivoire, and in South America we hold and manage exploration properties in Brazil and Suriname.
2. BASIS OF PRESENTATION AND LIQUIDITY RISK
Golden Star Resources Ltd (“Golden Star” or “Company”) is a Canadian federally-incorporated, international gold mining and exploration company headquartered in the United States (“U.S.”). Prior to 2011, Golden Star reported to security regulators in Canada, Ghana and the U.S. using financial statements prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") with a footnote reconciliation showing financial results prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). However, a change in SEC position in late 2009 required Canadian companies such as Golden Star, which do not qualify as foreign private issuers, to file their financial statements in the U.S. using U.S. GAAP after December 31, 2010. We therefore adopted U.S. GAAP as of January 1, 2011 for all of our subsequent U.S., Ghanaian and Canadian filings. All comparative financial information presented in these consolidated financial statements is reported in accordance with U.S. GAAP.
These consolidated financial statements include the accounts of the Company and its subsidiaries, whether owned directly or indirectly. All inter-company balances and transactions have been eliminated. Subsidiaries are defined as entities in which the company holds a controlling interest, is the general partner or where it is subject to the majority of expected losses or gains.
Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of all liabilities in the normal course of business. With the exception of a few exploration offices, the functional currency, including the Ghanaian operations, is the U.S. dollar.
As of December 31, 2011, the company had a negative working capital position of $33.2 million, which includes cash of $103.6 million and a current liability for our convertible debenture of $125.0 million (measured at fair value of $121.2 million at December 31, 2011). Our convertible debentures, due on November 30, 2012, became a current liability in the fourth quarter of 2011, which caused our current liabilities to exceed current assets. The options available to settle this liability include: 1.) cash; 2.) re-financing of the debt; 3.) payment in common shares; or 4.) a combination of shares and cash.
While it is our current intent to redeem the debentures with cash in November 2012, or depending upon market conditions, refinance the debentures using long term debt, the debentures contain a provision for settlement in common shares. On maturity, we may, at our option, satisfy the repayment obligation by paying the full $125.0 million principal amount of the Debentures in cash or, alternatively by issuing up to 46.7 million common shares to the debenture holders. If we opt to settle in shares, we must redeem all, and not less than all, of the debentures by issuing up to 46.7 million shares. The value assigned to the shares issued will be determined as 95% of the weighted average trading price of our common shares on the NYSE Amex stock exchange for the 20 consecutive trading days ending five trading days preceding the maturity date. If the value assigned to the shares multiplied by 46.7 million shares is insufficient to cover the entire $125.0 million liability, we would be required to pay cash, in addition to the shares issued, in an amount that when added to the value of the shares will equal $125.0 million. If required, the share issuance option would not impact our cash position to the extent shares are used to retire the debt.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES
Preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that can affect reported amounts of assets, liabilities, deferred tax liabilities, and expenses. The more significant areas requiring the use of estimates include asset impairments, valuation of convertible debentures, stock based compensation, depreciation and amortization of assets, and site reclamation and closure accruals. Accounting for these areas is subject to estimates and assumptions regarding, among other things, ore reserves, gold recoveries, future gold prices, future operating costs, asset usage rates, and future mining activities. Management bases its estimates on historical experience and on other assumptions we believe to be reasonable under the circumstances. However, actual results may differ from our estimates.
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
INVENTORIES
Inventory classifications include “stockpiled ore,” “in-process inventory,” “finished goods inventory” and “materials and supplies.” All of our inventories, except materials and supplies, are recorded at the lower of weighted average cost or market. The stated value of all production inventories include direct production costs and attributable overhead and depreciation incurred to bring the materials to their current point in the processing cycle. General and administrative costs for corporate offices are not included in any inventories.
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
Material and supply inventories consist mostly of equipment parts, fuel, lubricants and reagents consumed in the mining and ore processing activities. Materials and supplies are valued at the lower of average cost or net realizable value.
ORE RESERVE QUANTITIES USED IN UNITS-OF-PRODUCTION AMORTIZATION
Gold ounces contained in stockpiled ore are excluded from total reserves when determining units-of-production amortization of mining property, asset retirement assets and other assets.
PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT COSTS
The initial acquisition costs of exploration and mining properties are capitalized. Subsequent exploration and development costs are expensed as incurred until such time as a feasibility study has been completed which establishes, in compliance with SEC Industry Standard Guide 7, that proven and probable reserves exist on the property. After proven and probable reserves have been established, subsequent exploration and development costs are capitalized until such time as a property is placed in-service. Following a property's in-service date, accumulated capitalized acquisition, exploration and development costs are reclassified as Mining Property assets and are subject to amortization on a units-of-production basis when metal production begins.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment assets, including machinery, processing equipment, mining equipment, mine site facilities, buildings, vehicles and expenditures that extend the life of such assets, are recorded at cost including acquisition and installation costs. The costs of self-constructed assets include direct construction costs, direct overhead and allocated interest during the construction phase. Indirect overhead costs are not included in the cost of self-constructed assets. Depreciation for mobile equipment and other assets having estimated lives shorter than the estimated life of the ore reserves is calculated using the straight-line method at rates which depreciate the cost of the assets, less their anticipated residual values, if any, over their estimated useful lives. Mobile mining equipment is amortized over a five year life. Assets, such as processing plants, power generators and buildings, which have an estimated life equal to or greater than the estimated life of the ore reserves, are amortized over the life of the proven and probable reserves of the associated mining property using a units-of-production amortization method. The net book value of property, plant and equipment assets is charged against income if the mine site is abandoned and it is determined that the assets cannot be economically transferred to another project or sold.
MINING PROPERTIES
Mining property assets, including property acquisition costs, tailings dams, mine-site drilling costs where proven and probable reserves have been established, pre-production waste stripping, condemnation drilling, roads, feasibility studies and wells are recorded at cost. The costs of self-constructed assets include direct construction costs, direct overhead and allocated interest during the construction phase. Indirect overhead costs are not included in the cost of self-constructed assets. Ore control drilling costs incurred during the production phase are allocated to inventory costs and then included in cost of sales.
Mining property assets typically have an estimated life equal to or greater than the estimated life of an ore reserves and are amortized over the life of the proven and probable reserves to which they relate, using a units-of-production amortization method. At open pit mines the costs of removing overburden from an ore body in order to expose ore during its initial development period are capitalized.
IMPAIRMENT OF LONG-LIVED ASSETS
We review and evaluate our long-lived assets for impairment at least annually and also when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An asset impairment is considered to exist if an asset's recoverable value is less than its carrying value as recorded on our Consolidated Balance Sheet. In most cases, an asset's recoverable value is assumed to be equal to the sum of the asset's expected future cash flows on an undiscounted basis. If the sum of the undiscounted future cash flows does not exceed the asset's carrying value, an impairment loss is measured and recorded based on discounted estimated future cash flows from the asset. Future cash flows are based on estimated quantities of gold and other recoverable metals, expected price of gold (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans.
In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. All assets at a particular operation are considered together for purposes of estimating future cash flows. The carrying amounts of purchase costs of exploration and development projects not yet in service are also evaluated periodically for impairment.
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
PROPERTY HOLDING COST
Property holding costs are costs incurred to retain and maintain properties which have been written off but ownership is retained. Such cost are expensed in the period incurred.
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
We deal with uncertainties and judgments in the application of complex tax regulations in the multiple jurisdictions where our properties are located. The amount of taxes paid are dependent upon many factors, including negotiations with taxing authorities in the various jurisdictions and resolution of disputes arising from our international tax audits. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in our various tax jurisdictions based on our assessment of additional taxes due. We adjust these reserves in light of changing facts and circumstances, however, due to the complexity of some of these uncertainties, the ultimate resolution may result in payment that is materially different from our estimates of our tax liabilities. If our estimate of tax liability proves to be less than the ultimate assessment, an additional charge to expense would result. If the estimate of tax liabilities proves to be greater that the ultimate assessment, a tax benefit is recognized.
A tax benefit from an uncertain tax position may only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the tax authority based on the technical merits of the position. The tax benefit of an uncertain tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount that is greater than 50% likely to be realized upon settlement with the tax authority. To the extent a full benefit is not expected to be realized, an income tax liability is established. Any change in judgment related to the expected resolution of uncertain tax positions are recognized in the year of such a change. Accrued interest and penalties related to unrecognized tax benefits are recorded in income tax expense in the current year.
MINING TAX
Ghana imposed a levy on mining companies during 2009, 2010 and 2011, equal to 5% of pre-tax book income as reported in our financial accounting records. This tax was considered a current mine operating tax and was expensed as incurred.
NET INCOME/(LOSS) PER SHARE
Basic income/(loss) per share of common stock is calculated by dividing income available to Golden Star's common shareholders by the weighted average number of common shares outstanding during the period. In periods with earnings, the calculation of diluted net income per common share uses the treasury stock method to compute the dilutive effects of stock options, and other dilutive instruments. In periods of loss, diluted net income per share is equal to basic income per share.
REVENUE RECOGNITION
Revenue from the sale of metal is recognized when there is persuasive evidence that an arrangement exists, the price is determinable, the metal has been delivered, title and risk of ownership has passed to the buyer and collection is reasonably assured. All of our gold is transported to a South African gold refiner who locates a buyer and arranges for sale of our gold on the same day that the gold is shipped from the mine site. The sales price is based on the London P.M. fix on the day of shipment. Title and risk of ownership pass to the buyer on the day doré is shipped from the mine sites.
STOCK BASED COMPENSATION
Under the Company's stock option plan, common share options may be granted to executives, employees, consultants and non-

employee directors. Compensation expense for such grants is recorded in the Consolidated Statements of Operations as a component of general and administrative expense, with a corresponding increase recorded in the Contributed Surplus account in the Consolidated Balance Sheets. The expense is based on the fair values of the option at the time of grant and is recognized over the vesting periods of the respective options. Consideration paid to the company on exercise of options is credited to share capital.
Under the Company's Deferred Share Unit ("DSU") plan, DSUs may be granted to executive officers and/or directors. Compensation expense for such grants is recorded in the Consolidated Statements of Operations as a component of general and administrative expense, with a corresponding increase recorded in the Contributed Surplus account in the Consolidated Balance Sheets. The expense is based on the fair values at the time of grant and is recognized over the vesting periods of the respective DSU. Upon exercise the Company's compensation committee may, at its discretion, issue cash, shares of a combination thereof.
LEASES
Leases that transfer substantially all of the benefits and risks of ownership to the Company are recorded as capital leases and classified as property, plant and equipment with a corresponding amount recorded with current and long-term debt. All other leases are classified as operating leases under which leasing costs are expensed in the period incurred.
FINANCIAL INSTRUMENTS
Investments
Equity security investments are accounted for as available for sale securities in accordance with ASC guidance on accounting for certain investments in debt and equity securities. Changes in the fair value of available for sale investments are charged or credited to other comprehensive income until the instrument is realized.

The Company periodically evaluates whether declines in fair values of its investments below the Company's carrying value are other-than-temporary in accordance with guidance for the meaning of other-than-temporary impairment and its application to certain investments. The Company also monitors its investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and duration of the unrealized loss and the Company's ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below the Company's carrying value deemed to be other-than-temporary are charged to the statement of operations.

Convertible debt

The convertible senior unsecured debentures are recorded at fair value in accordance with ASC 825. Changes in fair value are recorded in the statement of operations. Upfront costs and fees related to the convertible debt were recognized in the statement of operations as incurred and not deferred.

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
RECENTLY ISSUED STANDARDS
Presentation of Comprehensive Income: In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in the first quarter of fiscal 2012 and should be applied retrospectively. Our presentation of comprehensive income already complies with this new guidance.
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements: In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for us in 2012 and should be applied prospectively. We do not believe adoption of the new standard will have a material impact on our consolidated financial statements.
4. FAIR VALUE ACCOUNTING
The following tables illustrate the classification of the Company's assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2011. The three levels of the fair value hierarchy are:
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
Level 3 - Inputs that are not based on observable market data.

	Financial assets measured at fair value as at December 31, 2011
	Level 1	Level 2	Level 3	Total
Available for sale investments	$1,416	$—	$—	$1,416
Warrants	—	555	—	555
	$1,416	$555	$—	$1,971

	Financial liabilities measured at fair value as at December 31, 2011
	Level 1	Level 2	Level 3	Total
Convertible debentures	$121,625	$—	$—	$121,625
	$121,625	$—	$—	$121,625

	Financial assets measured at fair value as at December 31, 2010
	Level 1	Level 2	Level 3	Total
Available for sale investments	$928	$—	$—	$928
Warrants	—	375	—	375
	$928	$375	$—	$1,303

	Financial liabilities measured at fair value as at December 31, 2010
	Level 1	Level 2	Level 3	Total
Convertible debentures	$—	$—	$147,779	$147,779
	$—	$—	$147,779	$147,779

The convertible senior unsecured debentures are recorded at fair value. In prior years these debentures were valued based on discounted cash flows for the debt portion and based on a Black-Scholes model for the equity portion. As of December 31, 2011, a quoted market price for the convertible senior unsecured debentures was available. These debentures are listed as a Level 1 liability as of December 31, 2011.
Fair value measurements using Level 3 inputs:

Convertible debentures
Balance at December 31, 2010	$147,779
Gain included in net income	(26,154)
Transfer to level 1	$(121,625)
Balance at December 31, 2011	$—
5. DERIVATIVE GAINS AND LOSSES
The derivative mark-to-market (gains)/losses recorded in the Consolidated Statements of Operations are comprised of the following amounts:

	For the years ended December 31,
	2011	2010	2009
Riverstone Resources, Inc. - warrants	$(177)	$(216)	$(139)
Gold forward price contracts	19,453	1,066	3,677
Derivative (gain)/loss	$19,276	$850	$3,538

Realized (gain)/loss	19,453	1,066	3,677
Unrealized (gain)/loss	(177)	(216)	(139)
Derivative loss (gain)/loss	$19,276	$850	$3,538
RIVERSTONE RESOURCES INC. - WARRANTS
In the first quarter of 2008, we received 2 million warrants from Riverstone Resources Inc. (“Riverstone”) as partial payment for the right to earn an ownership interest in our exploration projects in Burkina Faso. These warrants were exercisable through January 2012 at Cdn$0.45. In January 2012, the Riverstone warrants were exercised.
GOLD PRICE DERIVATIVES
In January 2011, we entered into a series of put and call contracts covering 76,800 ounces of future gold production between February and December 2011. The contracts were spread evenly in each week over this period and structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,457 per ounce. In early February 2011, we entered into a second set of put and call contracts covering 75,200 ounces of future gold production between February and December 2011. The contracts were spread evenly in each week during this period and structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,503 per ounce. As of December 31, 2011, there were no outstanding contracts.

6. INVENTORIES

	As at	As at
	December 31	December 31
	2011	2010
Stockpiled ore	$16,773	$2,551
In-process	8,912	13,839
Materials and supplies	48,612	48,814
Finished goods	—	—
Total	$74,297	$65,204
There were approximately 48,000 and 20,000 recoverable ounces of gold in the ore stockpile inventories shown above at December 31, 2011, and December 31, 2010, respectively. Stockpile inventories are short-term surge piles expected to be processed within the next 12 months. A total of $1.4 million of materials and supplies inventories were written off in 2011 due to obsolescence and counts and an additional $1.7 million of net realizable value adjustments was recorded at Bogoso.
7. ACCOUNTS RECEIVABLE

	As at December 31,
	2011	2010
Value added tax refunds	$8,051	$9,518
Other	2,026	2,367
Total	$10,077	$11,885
8. AVAILABLE FOR SALE INVESTMENTS
The following table presents changes in available for sale investments for the years ended:

	As at December 31, 2011		As at December 31, 2010
	Riverstone		Riverstone
	Fair Value	Shares	Fair Value	Shares
Balance at beginning of year	$928	1,300,000	$181	700,000
Acquisitions	469	700,000	128	600,000
OCI - unrealized gain/(loss)	19	—	619	—
Balance at end of year	$1,416	2,000,000	$928	1,300,000

Available for sale assets are included in the Prepaids and Other account in the balance sheet.
9. PROPERTY, PLANT AND EQUIPMENT

	As at December 31, 2011			As at December 31, 2010
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value
Bogoso/Prestea	$179,216	$(109,519)	$69,697	$157,010	$(107,132)	$49,878
Bogoso sulfide plant	186,607	(58,873)	127,734	184,641	(50,988)	133,653
Wassa/HBB	106,631	(52,430)	54,201	89,875	(45,607)	44,268
Corporate & other	1,378	(879)	499	1,343	(775)	568
Total	$473,832	$(221,701)	$252,131	$432,869	$(204,502)	$228,367

There was no interest capitalized in new additions to property, plant and equipment in the periods shown above.

10. MINING PROPERTIES

	As at December 31, 2011			As at December 31, 2010
	Mining Properties	Accumulated Amortization	Mining Properties, Net Book	Mining Properties	Accumulated Amortization	Mining Properties, Net Book
Bogoso/Prestea	$119,700	$(60,186)	$59,514	$99,435	$(56,488)	$42,947
Bogoso sulfide	70,090	(34,839)	35,251	58,591	(27,688)	30,903
Mampon	16,095	—	16,095	15,995	—	15,995
Wassa/HBB	314,801	(180,486)	134,315	287,619	(147,400)	140,219
Other	27,312	(2,330)	24,982	22,886	(2,330)	20,556
Total	$547,998	$(277,841)	$270,157	$484,526	$(233,906)	$250,620

There was no interest capitalized in new additions to mining properties in the periods shown above.
11. INTANGIBLE ASSET
Our intangible asset represents a right to receive, from the Ghana national grid, an amount of electric power equal to one fourth of this plant's power output over and above any rationing limit that might be imposed in the future by the Ghana national power authority. The intangible asset is being amortized over five years ending in 2014. As of December 31, 2011, the carrying value of the intangible asset was $5.3 million, with a gross asset value of $12.4 million and accumulated amortization of $7.1 million. We amortized $2.4 million in 2011 and expect the same for 2012 and 2013 with the remaining amount amortized in 2014.
12. ASSET RETIREMENT OBLIGATIONS
At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings storage facilities, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. While the majority of these costs will be incurred near the end of the mines' lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These costs are recorded against the asset retirement obligation liability as incurred. At December 31, 2011, and December 31, 2010, the total undiscounted amount of the estimated future cash needs was estimated to be $72.8 million and $84.3 million, respectively. Discount rates used to value the ARO range between 8% and 10%. The schedule of payments required to settle the December 31, 2011, ARO liability extends through 2029.
The changes in the carrying amount of the ARO during the years ended December 31, 2011 and 2010 are as follows:

	For the years ended December 31
	2011	2010
Beginning balance	$44,952	$31,969
Accretion expense	3,845	2,802
Additions and change in estimates	11,977	19,885
Cost of reclamation work performed	(26,894)	(9,704)
Balance at December 31	$33,880	$44,952

Current portion	$8,996	$23,485
Long term portion	$24,884	$21,467

Our current reclamation plans estimate spending of approximately $9 million in 2012, $17 million per year in 2013 and 2014, $5 million per year in 2015 and 2016 and $38 million after 2016.

13. DEBT

	For the years ended December 31
	2011	2010
Current debt:
Equipment financing credit facility	$7,036	$7,189
Capital lease	224	2,825
Convertible debentures	121,199	—
Revolving credit facility	—	—
Total current debt	$128,459	$10,014
Long term debt:
Equipment financing credit facility	$10,759	$8,525
Convertible debentures	—	147,354
Total long term debt	$10,759	$155,879
EQUIPMENT FINANCING CREDIT FACILITY
GSBPL and GSWL maintain a $40 million equipment financing facility with Caterpillar Financial Services Corporation, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or London Interbank Offered Rate (“LIBOR”) plus 2.38%. At December 31, 2011, approximately $22.2 million was available to draw down compared to $19.3 million at the end of 2010. The average interest rate on the outstanding loans was approximately 6.8% at December 31, 2011, down from 7.4% a year earlier. Each outstanding equipment loan is secured by the title of the specific equipment purchased with the loan until the loan has been repaid in full.
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
On maturity, we may, at our option, satisfy our repayment obligation by paying the $125.0 million principal amount of the Debentures in cash or, alternatively by issuing up to approximately 46.7 million common shares to the debenture holders. If we settle in shares, we must redeem all, and not less than all of the debentures by issuing shares. The value assigned to the shares issued will be determined as 95% of the weighted average trading price of our common shares on the NYSE Amex stock exchange for the 20 consecutive trading days ending five trading days preceding the maturity date. If the value assigned to the shares multiplied by the 46.7 million shares is insufficient to cover the entire $125.0 million liability, we would be required to pay cash, in addition to the shares, in an amount that when added to the value of the shares will equal $125.0 million.
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

REVOLVING CREDIT FACILITY
We have a revolving credit facility agreement (the “Facility Agreement”) with Standard Chartered Bank which extends through September 30, 2012. The Facility currently provides us with $31.5 million of borrowing capacity and bears interest at the higher of LIBOR or the applicable lenders' cost of funds rate (which is capped at 1.25% per annum above LIBOR), plus a margin of 5% per annum. As of December 31, 2011 and 2010, the outstanding balance was nil. Covenants require that we meet certain financial ratios at the end of each quarter, including that in excess of 90% of our assets are retained within a group of subsidiaries whose common shares are pledged as collateral for amounts drawn under the revolving credit facility. We were in compliance with all covenants at December 31, 2011 and December 31, 2010.
CONTRACTUAL MATURITIES OF DEBT

Liabilities	2012	2013	2014	2015	2016	Maturity
Equipment financing loans
principal	7,030	5,242	3,097	2,055	493	2010 to 2014
interest	$1,022	$577	$280	$107	$18
Capital leases
principal	224	—	—	—	—	February 28, 2012
interest	2	—	—	—	—
Revolving credit facility
principal	—	—	—	—	—	September 30, 2012
interest	—	—	—	—	—
Convertible debentures
principal	125,000	—	—	—	—	November 30, 2012
interest	5,000	—	—	—	—
Total	138,278	5,819	3,377	2,162	511
14. INCOME TAXES
We recognize deferred tax assets and liabilities based on the difference between the financial reporting and tax basis of assets and liabilities using the enacted tax rates expected to be in effect when the taxes are paid or recovered. We provide a valuation allowance against deferred tax assets for which we do not consider realization of such assets to meet the required “more likely than not” standard.
Our deferred tax assets and liabilities at December 31, 2011, and 2010 include the following components:

	As of December 31,
	2011	2010
Deferred tax assets:
Offering costs	$595	$1,338
Non-capital loss carryovers	191,182	171,007
Capital loss carryovers	907	513
Mine property costs	7,154	9,700
Reclamation costs	6,638	9,406
Derivatives	(1,094)	6,326
Unrealized loss	(173)	(7)
Other	5,061	4,064
Valuation allowance	(131,208)	(120,387)
Future tax assets	79,062	81,960
Deferred tax liabilities:
Mine property costs	102,948	97,281
Other	107	357
Deferred tax liabilities	103,055	97,638
Net deferred tax assets/(liabilities)	$(23,993)	$(15,678)

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	As at December 31,
	2011	2010
Canada	$46,254	$48,385
U.S.	228	399
Ghana	84,067	71,006
Burkina Faso	659	597
Total valuation allowance	$131,208	$120,387
The income taxes (recovery)/expense includes the following components:

	For the years ended December 31,
	2011	2010	2009
Current
Canada	$—	$—	$—
Foreign	2,669	1,487	1,756
Future
Canada	—	—	—
Foreign	8,315	3,990	(20,271)
Total	$10,984	$5,477	$(18,515)
A reconciliation of expected income tax on net income before minority interest at statutory rates with the actual expenses (recovery) for income taxes is as follows:

	For the years ended December 31,
	2011	2010	2009
Net income /(loss) before minority interest	$8,482	$(9,128)	$(27,418)
Statutory tax rate	26.5%	28.5%	29.0%
Tax expense/(benefit) at statutory rate	$2,248	$(2,601)	$(7,951)
Foreign tax rates	(7,340)	(7,548)	(7,923)
Change in tax rates	3,395	659	476
Ghana investment allowance	(513)	(761)	(63)
Non-deductible stock option compensation	884	848	560
Non-deductible expenses	376	543	3
Loss carryover not previously recognized	(1,189)	2,321	(2,849)
Ghana property basis not previously recognized	(1,385)	912	(7,601)
Change in future tax assets due to exchange rates	738	(1,864)	(4,018)
Change in valuation allowance	10,881	10,907	9,095
National Tax Levy	2,669	1,488	1,756
Other	220	573	—
Income tax expense /(recovery)	$10,984	$5,477	$(18,515)
During 2009, we recognized $4 million of share offering costs. Shareholders' equity has been credited in the amounts of $1.2 million for the tax benefits of these deductions. A $1.2 million valuation allowance has been provided in shareholders' equity for the net tax impact of the share offering costs. In addition, a $1 million valuation allowance has been provided in other comprehensive income for the net tax impact of the unrealized loss.

At December 31, 2011, we had tax pool and loss carryovers expiring as follows:

	Canada	Ghana
2012	$—	$28,769
2013	—	46,294
2014	4,123	—
2015	8,090	41,401
2026	15,615	—
2027	15,908	—
2028	14,299	—
2029	21,988	—
2030	20,182	—
2031	40,313	—
Indefinite	6,842	498,742
Total	$147,360	$615,206
15. COMMITMENTS AND CONTINGENCIES
Our commitments and contingencies include the following items:
ENVIRONMENTAL BONDING IN GHANA
In July 2011, we increased a letter of credit for Wassa/HBB's environmental bonding from $2.85 million to $7.8 million. This brought the total bonded amount, including $0.15 million of cash, from $3.0 million to $7.95 million. In early 2012, Ghana Environmental Protection Agency ("EPA) raised Wassa/HBB's reclamation bonding requirement to approximately $10.6 million, reflecting increases in on-going mining disturbances. We expect that this $2.6 million increase in bonding will be met with a combination of letters of credit and cash.
We have also bonded $9.0 million to cover rehabilitation and closure obligations at Bogoso/Prestea. These bonding requirements have been met by an $8.1 million letter of credit from a commercial bank and a $0.9 million cash deposit held by the EPA. The cash deposits are recorded as Restricted Cash on our Consolidated Balance Sheets.
In 2008, Bogoso/Prestea resubmitted an updated draft of the Environmental Management Plan (“EMP”) to the EPA that included an updated estimate of the reclamation and closure costs prepared by a third party consultant. A consultant was commissioned to prepare the reclamation and closure cost estimate and the final EMP was submitted to the EPA in February 2009. Bogoso/Prestea has completed all the legal requirements and is waiting for the environmental certificate. In the mean time and in compliance with the legal time line for the previous EMP, Bogoso/Prestea prepared a new EMP and submitted it to the EPA in the fourth quarter of 2011. This EMP included a more current estimate of the reclamation and closure costs for Bogoso/Prestea and could result in a need for additional bonding later in 2012.
In March 2011, we provided $12 million of reclamation bonding to the EPA to cover backfilling of the Plant North pit at Prestea, which we mined from 2003 to 2006. The bonding requirements were met by a $1.2 million cash deposit and a $10.8 million letter of credit from a commercial bank. Provisions of the bond allow the bonded amount to be reduced as cash is spent on the progress of the backfill project. The bonded amount was reduced by $2.7 million in June and then a further $4.7 million in August, reflecting the effort and success achieved in backfilling the Plant North Pit. In November 2011, the $1.2 million cash deposit was refunded to us upon completion of the backfilling project and the bonding requirements expired at that time.
GOVERNMENT OF GHANA'S RIGHTS TO INCREASE ITS PARTICIPATION
Under Act 703, the Government of Ghana has the right to acquire a special share or “golden share” in our Ghanaian subsidiaries at any time for no consideration or such consideration as the Government of Ghana and such subsidiaries might agree, and a pre-emptive right to purchase all gold and other minerals produced by such subsidiaries. A “golden share” carries no voting rights and does not participate in dividends, profits or assets. To date, the Government of Ghana has not sought to exercise any of these rights at our properties.

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
Government of Ghana
The Ghana Government receives a royalty equal to 5% of mineral revenues, effective as of March 31, 2011. Prior to March 31, 2011, the royalty rate was 3% of mineral revenues.
Benso
Benso has paid a $1.00 per ounce gold production royalty to former owners, but with mining ending at Benso in February 2012, there will be no further royalty payments after this time.
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
Goulagou and Rounga
In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone had the right to acquire our 90% interest in the Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone was required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over a four-year period ended in February 2012, and could then purchase our interest for $18.6 million in cash and Riverstone common shares. We were also entitled to receive up to two million shares of Riverstone over the term of the option, all of which were received as of March 31, 2011. In addition, we received a one-time distribution of two million Riverstone common share purchase warrants during 2008. The Riverstone purchase warrants had an exercise price of Cdn$0.45 and were exercised in January 2012. In December 2011, Riverstone notified us of their intent to exercise their option to acquire Goulagou and Rounga in February 2012. The sale of exploration projects was completed in February 2012 upon receipt of $6.6 million of cash and 21.7 million Riverstone common shares.
LEGAL PROCEEDINGS
On July 19, 2011, B.D. Goldfields, Ltd. (“plaintiff”), a Ghanaian registered company, filed suit in the Superior Court of Judicature, the High Court of Justice, Commercial Division, in Accra, Ghana, against Golden Star Resources Ltd. and our subsidiary St. Jude Resources (Ghana) Ltd. The plaintiff is challenging the validity of the concession contracts and settlements related to our acquisition of the Hwini-Butre gold property in Ghana in 2006. More specifically the plaintiff is taking the position that the original sales agreement covered only a small section of the Hwini-Butre concession and is now seeking $24 million plus a royalty for the remaining portion of the concession. The plaintiff is also seeking an interim court injunction which would halt mining on the concession until all legal issues are resolved.
In 2008, the plaintiff filed two similar suits in the United States, challenging our ownership of the Hwini-Butre concession and these claims were dismissed by the courts. Based on the earlier dismissed claims brought by the same plaintiff, and on comprehensive court-approved settlements that were reached among the plaintiff and our wholly-owned subsidiary St Jude Resources Ltd. and other related parties before the Ghanaian Court of Appeal in February 2006 with respect to title to the Hwini-Butre gold property, we believe this present action, as commenced before a lower court in the Ghana court hierarchy, and within the same Ghanaian jurisdiction is without merit and will not be successful. During the third quarter of 2011, we prepared a defense to this claim and filed it with the Ghana court on October 5, 2011, and we continue to wait for the court's initial consideration of this case. We have not accrued a provision for this action.

16. COST OF SALES

	For the years ended December 31
	2011	2010	2009
Mining operations costs	$354,074	$302,902	$247,786
Operations costs from/(to) metal inventory	(9,232)	(4,900)	2,377
Mining related depreciation and amortization	71,466	100,649	110,460
Accretion of asset retirement obligations	3,845	2,803	2,165
Total cost of sales	$420,153	$401,454	$362,788
17. STOCK BASED COMPENSATION
Non-cash employee compensation expense recognized in general and administrative expense in the statements of operations with respect to the Plan are as follows:

	For the years ended December 31
	2011	2010	2009
Total stock compensation expense	$3,385	$2,975	$2,032

STOCK OPTIONS
We have one stock option plan, the Third Amended and Restated 1997 Stock Option Plan (the “Plan”) approved by shareholders in May 2010, under which options are granted at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 25,000,000 shares, of which 9,030,346 are available for grant as of December 31, 2011, and the exercise price of each option is not less than the closing price of our shares on the Toronto Stock Exchange on the day prior to the date of grant. Options typically vest over periods ranging from immediately to three years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.
We granted 2,288,000 and 1,598,500 options during 2011 and 2010, respectively. We do not receive a tax deduction for the issuance of options. As a result, we do not recognize any income tax benefit related to the stock compensation expense.
The fair value of our option grants are estimated at the grant dates using the Black-Scholes option-pricing model. Fair values of options granted in 2011, 2010 and 2009 were based on the assumptions noted in the following table:

	For the years ended December 31
	2011	2010	2009
Expected volatility	66.06% to 70.29%	68.67% to 77.37%	68.39 to 74.25%
Risk-free interest rate	0.90% to 2.26%	1.18% to 2.58%	1.88% to 2.94%
Expected lives	6 to 9 years	6 to 9 years	4 to 7 years
Dividend yield	0%	0%	0%
Expected volatilities are based on the mean reversion tendency of the volatility of Golden Star's shares. Golden Star uses historical data to estimate share option exercise and employee departure behavior is used in the Black-Scholes model. Groups of employees that have dissimilar historical behavior are considered separately for valuation purposes. The expected term of the options granted represents the period of time that the options granted are expected to be outstanding; the range given above results from certain groups of employees exhibiting different post-vesting behaviors. The risk-free rate for periods within the contractual term of the option is based on the Canadian Chartered Bank administered interest rates in effect at the time of the grant.
A summary of option activity under the Plan during the year ended December 31, 2011:

	Options (000)	Weighted- Average Exercise price (Cdn$)	Weighted- Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2010	6,724	3.35	7.0	9,001
Granted	2,288	2.67	9.3	—
Exercised	(159)	1.78	4.6	—
Forfeited, canceled and expired	(314)	3.67	6.8	—
Outstanding as of December 31, 2011	8,539	3.18	7.0	95
Exercisable at December 31, 2011	6,233	3.3	6.2	95
A summary of option activity under the Plan as of December 31, 2010, and changes during the year then ended is presented below:

	Options (000)	Weighted- Average Exercise price (Cdn$)	Weighted- Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2009	7,283	3.19	7.0	4,221
Granted	1,599	3.77	9.3	—
Exercised	(1,149)	2.11	5.4	2,423
Forfeited, canceled and expired	(1,009)	4.27	—	—
Outstanding as of December 31, 2010	6,724	3.35	7.0	9,001
Exercisable at December 31, 2010	4,622	3.48	6.3	5,770
The number of options outstanding by strike price as of December 31, 2011, and 2010 is shown in the following tables:

	Options outstanding			Options exercisable
Range of exercise prices (Cdn$)	Number outstanding at December 31, 2011 (000)	Weighted- average remaining contractual life (years)	Weighted- average exercise price (Cdn$)	Number exercisable at December 31, 2011 (000)	Weighted- average exercise price (Cdn$)
0 to 2.50	1,619	7.2	1.66	1,215	1.64
2.51 to 4.00	5,688	7.3	3.22	3,901	3.32
4.01 to 7.00	1,232	4.8	5	1,117	5.02
	8,539	6.9	3.18	6,233	3.29

	Options outstanding			Options exercisable
Range of exercise prices (Cdn$)	Number outstanding at December 31, 2010 (000)	Weighted- average remaining contractual life (years)	Weighted- average exercise price (Cdn$)	Number exercisable at December 31, 2010 (000)	Weighted- average exercise price (Cdn$)
0 to 2.50	1,472	7.5	1.61	804	1.53
2.51 to 4.00	3,965	7.2	3.43	2,845	3.44
4.01 to 7.00	1,287	6.0	4.98	973	5.10
	6,724	7.0	3.35	4,622	3.48

 The weighted-average grant date fair value of share options granted during the years ended December 31, 2011, 2010 and 2009 was Cdn$1.78, Cdn$2.54 and Cdn$1.21, respectively. The intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was Cdn$0.3 million, Cdn$2.4 million and Cdn$1.7 million, respectively.
A summary of the status of non-vested options at December 31, 2011, and 2010 and changes during the years ended December 31, 2011 and 2010, is presented below:

	Number of options (000)	Weighted average grant date fair value (Cdn$)
Non-vested at January 1, 2011	2,102	1.9
Granted	2,288	1.78
Vested	(1,988)	1.81
Forfeited, canceled and expired	(95)	2.14
Non-vested at December 31, 2011	2,307	1.91

	Number of options (000)	Weighted average grant date fair value (Cdn$)
Non-vested at January 1, 2010	2,125	1.49
Granted	1,599	2.54
Vested	(1,491)	1.94
Forfeited, canceled and expired	(131)	1.73
Non-vested at December 31, 2010	2,102	1.9
As of December 31, 2011, there was a total unrecognized compensation cost of Cdn$2.7 million related to share-based compensation granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair values of shares vested during the years ended December 31, 2011, 2010 and 2009 were Cdn$3.6 million, Cdn$2.9 million and Cdn$2.4 million, respectively.
Stock Bonus Plan
In December 1992, we established an Employees' Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock, of which 545,845 common shares had been issued as of December 31, 2011. No shares were issued to employees under the Bonus Plan during 2011, 2010 and 2009.
Deferred Share Units
On March 9, 2011, the Board adopted a Deferred Share Unit Plan (“DSU plan”) which was subsequently approved by shareholders at the May 2011 annual meeting. The DSU Plan creates Deferred Share Units (“DSUs”), each representing the right to receive one share of Golden Star common stock upon redemption. DSUs may be redeemed only upon termination of the holder's services to the Company, and may be subject to vesting provisions. DSU awards are granted at the sole discretion of the Company's compensation committee. The DSU Plan allows directors, at their option, to receive all or any portion of their retainer by accepting DSUs in lieu of cash.
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
In 2011, the Company granted 22,147 units to directors of the Company in payment of fees earned in 2011. These units were immediately vested. The Company recognized compensation expense related to DSUs of $49,473. As of December 31, 2011, there was nil unrecognized compensation expense related to DSUs granted under the Company's DSU plan. There were 22,147 DSUs outstanding at December 31, 2011.

18. EARNINGS PER COMMON SHARE
The following table provides reconciliation between basic and diluted earnings per common share:

	For the years ended December 31
	2011	2010	2009
Net income/(loss) attributable to Golden Star shareholders	$(2,075)	$(11,229)	$(11,427)

Weighted average number of shares (millions)	258.6	258.0	237.5
Dilutive securities:
Options	—	—	—
Convertible debentures	—	—	—
Weighted average number of diluted shares (millions)	258.6	258.0	237.5

Net income/(loss) per share attributable to Golden Star shareholders:
Basic	(0.008)	(0.044)	(0.048)
Diluted	(0.008)	(0.044)	(0.048)

As of December 31, 2011, 2010 and 2009, 0.6 million, 1.8 million and 1.2 million options were in the money, respectively, as compared to the weighted average stock price for the year. As of December 31, 2011 we also had 0.05 million deferred share units outstanding.
19. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREA

	Africa			Other
	Ghana	Ghana	Other	Brazil	USA	Total
As at and for years ended December 31	Bogoso/ Prestea	Wassa/ HBB	Exploration	Exploration	Corporate
2011
Revenues	$222,542	$248,465	$—	$—	$—	$471,007
Net income/(loss) attributable to Golden Star	(10,340)	34,581	(2,885)	(478)	(22,953)	(2,075)
Depreciation	29,353	42,240	—	2	103	71,698
Income tax expense	—	(10,984)	—	—	—	(10,984)
Capital expenditure	59,410	41,898	1	—	71	101,380
Long-lived Assets	339,671	187,015	736	1	131	527,554
Total assets	415,168	256,113	1,616	855	53,926	727,678
2010
Revenues	$206,448	$226,245	$—	$—	$—	$432,693
Net income/(loss) attributable to Golden Star	694	16,880	(3,001)	6,463	(32,265)	(11,229)
Depreciation	36,511	62,160	—	3	101	98,775
Income tax benefit	—	(5,477)	—	—	—	(5,477)
Capital expenditure	36,035	26,856	2,211	—	89	65,191
Long-lived Assets	300,377	185,045	772	3	163	486,360
Total assets	360,555	240,662	5,848	(251)	146,412	753,226
2009
Revenues	$181,820	$218,919	$—	$—	$—	$400,739
Net income/(loss) attributable to Golden Star	(1,211)	50,180	(622)	(1,473)	(58,301)	(11,427)
Depreciation	41,707	67,867	—	8	84	109,666
Income tax benefit	—	18,515	—	—	—	18,515
Capital expenditure	10,923	30,032	110	5	22	41,092
Long-lived assets	278,650	216,647	654	6	167	496,124
Total assets	335,426	257,578	5,720	6,261	117,723	722,708

Our segments are based on the components that are evaluated regularly by senior management including our Chief Executive Officer and Chief Operating Officer in deciding how to allocate resources and in assessing performance. Our segments are identified first by geographical location and then by cash generating units for operating properties. Revenues are derived from sale of gold.
20. RELATED PARTIES
During 2011, we obtained legal services from a firm to which one of our board members is of counsel. The cost of services incurred from this firm during 2011 and 2010 was $0.6 million and $0.9 million, respectively. Our board member did not personally provide any legal services to the Company during these periods nor did he benefit directly or indirectly from payments for the services performed by the firm.
 21. SUPPLEMENTAL CASH FLOW INFORMATION
During 2011 and 2010, $3.6 million and $1.0 million was paid for income taxes, respectively. Cash paid for interest was $6.5 million in 2011 and $7.1 million during 2010.
In February 2010, the Company recognized a non-cash $4.9 million liability and an offsetting $4.9 million asset related to delivery of a 10 megawatt power plant upon successful commissioning at Bogoso.
22. QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011 Quarters ended				2010 Quarters ended
($ millions, except per share data)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Revenues	$118.8	$125.9	$109.8	$116.5	$105.4	$103.7	$120.3	$103.3
Net income/(loss)	7.2	(10.2)	(5.0)	5.9	(12.2)	15.9	(5.6)	(9.3)

Net earnings/(loss) per share
Basic	0.028	(0.039)	(0.020)	0.023	(0.045)	0.062	(0.022)	(0.036)
Diluted	$0.028	$(0.039)	$(0.020)	$0.023	$(0.044)	$0.061	$(0.022)	$(0.036)
23. SUBSEQUENT EVENTS
Sale of Burkina Faso Exploration Properties
In December 2011, Riverstone Resources notified us, per terms of a 2007 exploration earn-in agreement, of their intent to exercise their purchase option for our exploration properties in Burkina Faso. The sale of these exploration projects was completed in February 2012 upon receipt of $6.6 million of cash and 21.7 million Riverstone common shares valued at $11.4 million.
Management Changes
Effective January 31, 2012, Roger Palmer, formerly Vice President Finance and Controller of Golden Star, was appointed Vice President and Chief Financial Officer. He replaces former Senior Vice President and Chief Financial Officer, John Labate.

Adoption of Stock Appreciation Rights Plan

In February 2012, the Company's Board of Directors approved adoption of a share appreciation rights plan (the “Plan”). The Plan is intended to provide incentive compensation based on the appreciation in value of the Company's common shares over a specified period of time. Under the Plan, the Company may grant awards of share appreciation rights (“SARs”) to current and future directors, executive officers, employees and consultants of the Company and/or its subsidiaries (“participants”). The Plan will be administered by the Compensation Committee of the Board of Directors, which will determine which participants will participate in the Plan and whether SARs are to be granted to participants, as well the terms of the grants, including the vesting provisions applicable to specific SARs grants.

Upon exercise of a SAR, a participant will be entitled to receive an award amount determined by multiplying the amount by which the fair market value of one common share determined as of the date of such exercise exceeds the fair market value of one common share determined as of the grant date of such SAR. No SARs will be settled in shares; rather, all SARs exercises will be settled solely in cash. The Plan expires in February 2022. The maximum number of SARs that may be granted to any participant in any calendar year will not exceed 800,000 SARs, and participants will have no rights whatsoever as a shareholder of the Company or of a subsidiary in respect of any SARs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with PricewaterhouseCoopers LLP, our auditors, regarding any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of December 31, 2011, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Golden Star's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, disclosure controls and procedures were effective.
MANAGEMENT'S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
Management has concluded that the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and 2010, and the results of its operations and its cash flows for each of the three years in the periods ended December 31, 2011, in accordance with U.S. GAAP. The consolidated financial statements have been audited by PricewaterhouseCoopers LLP as stated in their report which expressed an unqualified opinion thereon.
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Golden Star is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Golden Star's internal control over financial reporting is a process designed under the supervision of Golden Star's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. GAAP. As of December 31, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that Golden Star maintained effective internal control over financial reporting as of December 31, 2011. The effectiveness of Golden Star's internal control over financial reporting at December 31, 2011, has been audited by PricewaterhouseCoopers LLP, as stated in their report, which appears herein.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in Golden Star's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the Company's last fiscal quarter of 2011 that has materially affected or is reasonably likely to materially affect Golden Star's internal control over financial reporting.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:
1. Financial Statements

Management's Report
Auditors' Report

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to the Consolidated Financial Statements
2. Financial Statement Schedules
Financial Statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

 3. Exhibits

3(i)
Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on January 23, 2003); Articles of Amendment dated May 6, 2005 (incorporated by reference to Exhibit 3(i) of the Company's Form 10-K for the year ended December 31, 2006)

3(ii)
Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on January 23, 2003); Amendment No. 1 to Bylaw Number One, effective March 9, 2006 (incorporated by reference to Exhibit 3(ii) of the Company's Registration Statement on Form S-3 (File No. 333-148296) filed on December 21, 2007)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3/A (File No. 333-91666) filed on July 15, 2002)

4.2
Amended and Restated Shareholder's Rights Plan dated as of May 6, 2010, between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on May 12, 2010)

4.3
Indenture dated November 8, 2007, between the Company and The Bank of New York for the Company's 4.0% Convertible Senior Unsecured Debentures due November 30, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on November 13, 2007)

4.4
Form of Canadian Global Debenture dated November 8, 2007, for the Company's 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on November 13, 2007)

4.5
Form of US Global Debenture dated November 8, 2007, for the Company's 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on November 13, 2007)

4.6
Registration Rights Agreement dated November 8, 2007, between the Company and BMO Nesbitt Burns Inc. for the Company's 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.4 to the Company's Form 8-K filed on November 13, 2007)

10.2	Third Amended and Restated 1997 Stock Option Plan, dated May 6, 2010, (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 12, 2010)

10.3	Form of Stock Option Agreement (Employee)

10.4	Form of Stock Option Agreement (Director)

10.5	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 23, 2003)

10.6	Employees' Stock Bonus Plan amended and restated to April 6, 2000, (incorporated by reference to Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 2000)

10.7	First Amendment to the Amended and Restated Employment Agreement of Mr. Thomas G. Mair dated as of February 22, 2011, by and between Golden Star Management Services Company and Mr. Thomas G. Mair

10.8
Amended and Restated Employment Agreement dated effective April 1, 2008, between Golden Star Management Services Company and Mr. Thomas G. Mair (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2008)

10.9
Employment Agreement dated as of August 20, 2008, by and between Golden Star Management Services Company and John A. Labate (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 26, 2008)

10.10
Amended and Restated Employment Agreement dated effective April 1, 2008, between Golden Star Management Services Company and Bruce Higson-Smith (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2008)

10.11
Amended and Restated Employment Agreement dated effective April 1, 2008, between Golden Star Resources Ltd. and Mitch Wasel (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on October 6, 2008)

10.12
Employment Agreement dated effective March 9, 2011, by and between Golden Star Resources Ltd. and Sam Coetzer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 10, 2011)

10.13
Employment Agreement dated as of January 31, 2012, by and between Golden Star Management Services Company and Roger Palmer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 6, 2012)

10.14
Mining lease, dated August 16, 1988, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 2005)

10.15
Mining lease, dated August 21, 1987, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 2005)

10.16
Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 6, 2002)

10.17
Mining lease, dated September 17, 1992, between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002, from the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 2004)

10.18
Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea Underground property (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 2004)

10.19
Mining lease, dated January 11, 2008, between the Government of the Republic of Ghana and First Canadian Goldfields Limited relating to the Hwini Butre property (incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 2008)

10.20
Mining lease, dated September 27, 2007, between the Government of the Republic of Ghana and First Canadian Goldfields Limited relating to the Benso property (incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 2009)

10.21
Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 2002)

10.22
Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 2002)

10.23
License Agreement, dated June 28, 2004, between Biomin Technologies S.A. and Bogoso Gold Limited (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 2005)

10.24
EPCM Services Agreement, dated April 16, 2006, between Bogoso Gold Limited, GRD Minproc (Pty) Limited and GRD Minproc Limited (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2006)

10.25
Management Services Agreement dated July 1, 2007, between the Company and Golden Star Management Services Company (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2007)

10.26
Amended and Restated Credit Facility Agreement, dated May 1, 2009, between the Company and Standard Chartered Bank as Arranger, Original Lender, Agent, Security Trustee and Account Bank; with St. Jude Resources Ltd., First Canadian Goldfields Limited, Fairstar Ghana Limited, Golden Star (Bogoso/Prestea) Limited and Golden Star (Wassa) Limited as guarantors (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2010)

10.27	Share Appreciation Rights Plan, dated February 13, 2012, (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed in February 16, 2012)

10.28	Form of grant agreement for the Shares Appreciation Rights Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on February 16, 2012)

14
Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers (incorporated by reference to Exhibit 14 to the Company's Form 10-K for the year ended December 31, 2005)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Form 10-K for the year ended December 31, 2007)

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the twelve months ended December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011 and December 31, 2010; and (iv) Notes to the Audited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Star Resources Ltd. Registrant

By:	/s/ Thomas G. Mair
Thomas G. Mair President and CEO
Date:	February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Christopher M.T. Thompson	By:	/s/ James E. Askew
Name:	Christopher M.T. Thompson	Name:	James E. Askew
Title:	Chairman of the Board	Title:	Director
Date:	February 22, 2012	Date:	February 22, 2012

By:	/s/ Robert E. Doyle	By:	/s/ Michael Martineau
Name:	Robert E. Doyle	Name:	Michael Martineau
Title:	Director	Title:	Director
Date:	February 22, 2012	Date:	February 22, 2012

By:	/s/ Roger Palmer	By:	/s/ Thomas G. Mair
Name:	Roger Palmer	Name:	Thomas G. Mair
Title:	Vice President and Chief Financial Officer	Title:	President and Chief Executive Officer (principal executive officer and director)
Date:	February 22, 2012	Date:	February 22, 2012

By:	/s/ Ian MacGregor	By:	/s/ Craig Nelsen
Name:	Ian MacGregor	Name:	Craig Nelsen
Title:	Director	Title:	Director
Date:	February 22, 2012	Date:	February 22, 2012

By:	/s/ William L. Yeates
Name:	William L. Yeates
Title:	Director
Date:	February 22, 2012

Exhibits

3(i)
Incorporating Documents of the Company, including: Articles of Arrangement dated May 14, 1992, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated May 15, 1992; Certificate of Amendment dated May 15, 1992, with Articles of Amendment; Certificate of Amendment dated March 26, 1993, with Articles of Amendment; Articles of Arrangement dated March 7, 1995, with Plan of Arrangement attached, with Certificate of Amendment with respect thereto dated March 14, 1995; Certificate of Amendment dated July 29, 1996, with Articles of Amendment; and Certificate of Amendment dated July 10, 2002, with Articles of Amendment (all incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on January 23, 2003); Articles of Amendment dated May 6, 2005 (incorporated by reference to Exhibit 3(i) of the Company's Form 10-K for the year ended December 31, 2006)

3(ii)
Bylaws of the Company, including: Bylaw Number One, amended and restated as of April 3, 2002 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Reg. No. 333-102225) filed on December 27, 2002); Bylaw Number Two, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on January 23, 2003); and Bylaw Number Three, effective May 15, 1992 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on January 23, 2003); Amendment No. 1 to Bylaw Number One, effective March 9, 2006 (incorporated by reference to Exhibit 3(ii) of the Company's Registration Statement on Form S-3 (File No. 333-148296) filed on December 21, 2007)

4.1	Form of Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3/A (File No. 333-91666) filed on July 15, 2002)

4.2
Amended and Restated Shareholder's Rights Plan dated as of May 6, 2010, between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on May 12, 2010)

4.3
Indenture dated November 8, 2007, between the Company and The Bank of New York for the Company's 4.0% Convertible Senior Unsecured Debentures due November 30, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on November 13, 2007)

4.4
Form of Canadian Global Debenture dated November 8, 2007, for the Company's 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on November 13, 2007)

4.5
Form of US Global Debenture dated November 8, 2007, for the Company's 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on November 13, 2007)

4.6
Registration Rights Agreement dated November 8, 2007, between the Company and BMO Nesbitt Burns Inc. for the Company's 4.0% Convertible Senior Unsecured Debentures (incorporated by reference to Exhibit 4.4 to the Company's Form 8-K filed on November 13, 2007)

10.2	Third Amended and Restated 1997 Stock Option Plan, dated May 6, 2010, (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 12, 2010)

10.3	Form of Stock Option Agreement (Employee)

10.4	Form of Stock Option Agreement (Director)

10.5	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 23, 2003)

10.6	Employees' Stock Bonus Plan amended and restated to April 6, 2000, (incorporated by reference to Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 2000)

10.7	First Amendment to the Amended and Restated Employment Agreement of Mr. Thomas G. Mair dated as of February 22, 2011, by and between Golden Star Management Services Company and Mr. Thomas G. Mair

10.8
Amended and Restated Employment Agreement dated effective April 1, 2008, between Golden Star Management Services Company and Mr. Thomas G. Mair (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2008)

10.9
Employment Agreement dated as of August 20, 2008, by and between Golden Star Management Services Company and John A. Labate (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 26, 2008)

10.10
Amended and Restated Employment Agreement dated effective April 1, 2008, between Golden Star Management Services Company and Bruce Higson-Smith (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2008)

10.11
Amended and Restated Employment Agreement dated effective April 1, 2008, between Golden Star Resources Ltd. and Mitch Wasel (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on October 6, 2008)

10.12
Employment Agreement dated effective March 9, 2011, by and between Golden Star Resources Ltd. and Sam Coetzer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 10, 2011)

10.13
Employment Agreement dated as of January 31, 2012, by and between Golden Star Management Services Company and Roger Palmer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 6, 2012)

10.14
Mining lease, dated August 16, 1988, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 2005)

10.15
Mining lease, dated August 21, 1987, between the Government of the Republic of Ghana and Canadian Bogosu Resources Limited, relating to the Bogoso property (incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 2005)

10.16
Mining lease, dated June 29, 2001, between the Government of the Republic of Ghana and Bogoso Gold Limited, relating to the Prestea property (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 6, 2002)

10.17
Mining lease, dated September 17, 1992, between the Government of the Republic of Ghana and Satellite Goldfields Limited, with letter dated April 25, 2002, from the Ministry of Mines consenting to assignment to Wexford Goldfields Ltd., relating to the Wassa property (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 2004)

10.18
Mining lease dated June 29, 2001, between the Government of the Republic of Ghana and Prestea Gold Resources, relating to the Prestea Underground property (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 2004)

10.19
Mining lease, dated January 11, 2008, between the Government of the Republic of Ghana and First Canadian Goldfields Limited relating to the Hwini Butre property (incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 2008)

10.20
Mining lease, dated September 27, 2007, between the Government of the Republic of Ghana and First Canadian Goldfields Limited relating to the Benso property (incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 2009)

10.21
Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 2002)

10.22
Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 2002)

10.23
License Agreement, dated June 28, 2004, between Biomin Technologies S.A. and Bogoso Gold Limited (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 2005)

10.24
EPCM Services Agreement, dated April 16, 2006, between Bogoso Gold Limited, GRD Minproc (Pty) Limited and GRD Minproc Limited (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2006)

10.25
Management Services Agreement dated July 1, 2007, between the Company and Golden Star Management Services Company (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2007)

10.26
Amended and Restated Credit Facility Agreement, dated May 1, 2009, between the Company and Standard Chartered Bank as Arranger, Original Lender, Agent, Security Trustee and Account Bank; with St. Jude Resources Ltd., First Canadian Goldfields Limited, Fairstar Ghana Limited, Golden Star (Bogoso/Prestea) Limited and Golden Star (Wassa) Limited as guarantors (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2010)

10.27	Share Appreciation Rights Plan, dated February 13, 2012, (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed in February 16, 2012)
10.28	Form of grant agreement for the Shares Appreciation Rights Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on February 16, 2012)

14
Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers (incorporated by reference to Exhibit 14 to the Company's Form 10-K for the year ended December 31, 2005)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Form 10-K for the year ended December 31, 2007)

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the twelve months ended December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011 and December 31, 2010; and (iv) Notes to the Audited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.