Form 10-Q
period 2012-03-31
GOLDEN STAR RESOURCES LTD
filed 2012-05-10
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding as at May 8, 2012: 258,861,961

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
Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.
These statements include comments regarding: anticipated attainment of gold production rates; cash operating costs generally; gold sales; gold recovery rates; ore processing; permitting; geological, environmental, community and engineering studies; the timing for the completion of the final west reef feasibility study; receipt of environmental management plan approvals by the Ghana Environmental Protection Agency (“EPA”); changes in the tax regime in Ghana; exploration efforts, activities and costs; ore grades; our anticipated investing and exploration spending during 2012; identification of acquisition and growth opportunities; our expectations regarding Pampe non-refractory ore, the Bogoso tailings and the Bogoso non-refractory plant; retention of earnings from our operations; gold production and cash operating cost estimates for 2012; expected operational cash flow during 2012; our objectives for 2012; expected debt payments during 2012; our plans for repayment of the debentures; and sources of and adequacy of liquidity to meet capital and other needs in 2012 and beyond.
The following, in addition to the factors described under “Risk Factors” in Item 1A of our Form 10-K for the year ended December 31, 2011, are among the factors that could cause actual results to differ materially from the forward-looking statements:
•significant increases or decreases in gold prices;
•losses or gains in Mineral Reserves from changes in operating costs and/or gold prices;
•failure of exploration efforts to expand Mineral Reserves around our existing mines;
•unexpected changes in business and economic conditions;
•inaccuracies in Mineral Reserves and non-reserves estimates;
•changes in interest and currency exchange rates;
•timing and amount of gold production;
•unanticipated variations in ore grade, tonnes mined and crushed ore processed;
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
•potential losses from future hedging activities, and
•additional risk due to increased use of mining contractors.
These factors are not intended to represent a complete list of the general or specific factors that could affect us. Many of these factors are beyond our ability to control or predict. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to update any of these forward-looking statements to reflect future events or developments.

ITEM 1.	FINANCIAL STATEMENTS
The following financial statements and footnotes presented immediately below, are prepared in conformity with U.S. GAAP.

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of U.S. dollars except shares and per share data)
(unaudited)

	For the three months ended March 31,
	2012	2011
REVENUE
Gold revenues	$131,020	$116,506
Cost of sales (Note 15)	117,145	107,751
Mine operating margin	13,875	8,755
Exploration expense	1,264	579
General and administrative expense	6,767	7,102
Derivative mark-to-market loss (Note 5)	162	4,249
(Gain)/loss on fair value of convertible debentures (Note 4)	892	(18,185)
Property holding costs	2,074	2,674
Foreign exchange loss	861	257
Interest expense	2,773	2,358
Interest and other income	(138)	(39)
Loss on sale of assets	15	—
Gain on sale of investments (Note 13)	(22,385)	—
Income before income tax	21,590	9,760
Income tax expense (Note 12)	(12,531)	(4,305)
Net income	$9,059	$5,455
Net income attributable to noncontrolling interest	(54)	(473)
Net income attributable to Golden Star shareholders	$9,113	$5,928

Net income per share attributable to Golden Star shareholders
Basic (Note 17)	$0.035	$0.023
Diluted (Note 17)	$0.035	$0.023
Weighted average shares outstanding (millions)	258.7	258.6
Weighted average shares outstanding-diluted (millions)	258.9	259.8

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Stated in thousands of U.S. dollars except shares and per share data)
(unaudited)

	For the three months ended March 31,
	2012	2011
OTHER COMPREHENSIVE INCOME
Net income	$9,059	$5,455
Unrealized (gain)/loss on investments net of taxes (Note 7)	4,165	(85)
Comprehensive income	$4,894	$5,540
Comprehensive income attributable to noncontrolling interest	$(54)	$(473)
Comprehensive income attributable to Golden Star shareholders	4,948	6,013

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of U.S. dollars except shares issued and outstanding)
(unaudited)

	As of	As of
	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$103,811	$103,644
Accounts receivable	11,971	10,077
Inventories (Note 6)	77,355	74,297
Deposits	9,114	6,474
Prepaids and other	2,071	2,048
Total Current Assets	204,322	196,540
RESTRICTED CASH	1,273	1,273
PROPERTY, PLANT AND EQUIPMENT (Note 8)	257,059	252,131
INTANGIBLE ASSETS	4,739	5,266
MINING PROPERTIES (Note 9)	270,305	270,157
AVAILABLE FOR SALE INVESTMENTS (Note 4 and 7)	14,368	1,416
OTHER ASSETS	—	895
Total Assets	$752,066	$727,678
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$43,433	$40,708
Accrued liabilities	49,326	51,380
Asset retirement obligations (Note 10)	8,626	8,996
Current tax liability (Note 12)	—	197
Current debt (Notes 11)	129,893	128,459
Total Current Liabilities	231,278	229,740
LONG TERM DEBT (Note 11)	15,104	10,759
ASSET RETIREMENT OBLIGATIONS (Note 10)	23,382	24,884
DEFERRED TAX LIABILITY (Note 12)	36,524	23,993
Total Liabilities	$306,288	$289,376
COMMITMENTS AND CONTINGENCIES (Note 13)	—	—
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 258,861,961 at March 31, 2012; 258,669,487 at December 31, 2011 (Note 14)	$694,341	$693,899
CONTRIBUTED SURPLUS	21,956	19,815
ACCUMULATED OTHER COMPREHENSIVE INCOME	(2,187)	1,978
DEFICIT	(266,999)	(276,112)
Total Golden Star Equity	447,111	439,580
NONCONTROLLING INTEREST	(1,333)	(1,278)
Total Equity	445,778	438,302
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$752,066	$727,678

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of U.S. dollars)
(unaudited)

	For the three months ended
	March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$9,059	$5,455
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	19,050	21,218
Amortization of loan acquisition cost	895	354
Gain on sale of investments	(22,385)	—
Loss on sale of assets	15	—
Non-cash employee compensation	2,579	1,341
Deferred income tax expense	12,531	3,307
Fair value of derivatives loss	162	4,249
Fair value (gain)/loss on convertible debt	892	(18,185)
Accretion of asset retirement obligations	703	933
Reclamation expenditures	(2,575)	(3,883)
	20,926	14,789
Changes in non-cash working capital:
Accounts receivable	(1,969)	(1,025)
Inventories	(2,012)	(406)
Deposits	(1,305)	(945)
Accounts payable and accrued liabilities	3,018	(16,614)
Other	(774)	(1,664)
Net cash provided by/(used in) operating activities	17,884	(5,865)
INVESTING ACTIVITIES:
Expenditures on mining properties	(12,537)	(8,840)
Expenditures on property, plant and equipment	(12,128)	(9,912)
Change in accounts payable and deposits on mine equipment and material	(3,696)	893
Cash used for equity investments	(938)	—
Proceeds from sale of assets (Note 7)	6,605	—
Net cash used in investing activities	(22,694)	(17,859)
FINANCING ACTIVITIES:
Principal payments on debt	(2,150)	(2,765)
Proceeds from debt agreements and equipment financing	7,036	—
Other	91	132
Net cash provided by/(used in) financing activities	4,977	(2,633)
Increase/(decrease) in cash and cash equivalents	167	(26,357)
Cash and cash equivalents, beginning of period	103,644	178,018
Cash and cash equivalents end of period	$103,811	$151,661

(See Note 20 for supplemental cash flow information)
The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All currency amounts in tables and text are in thousands of U.S. Dollars unless noted otherwise)

1. NATURE OF OPERATIONS
Through our 90% owned subsidiary Golden Star (Bogoso/Prestea) Ltd (“GSBPL”) we own and operate the Bogoso/Prestea gold mining and processing operation (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. Through our 90% owned subsidiary Golden Star (Wassa) Ltd (“GSWL”) we also own and operate the Wassa gold mine (“Wassa”), located approximately 35 kilometers east of Bogoso/Prestea. Wassa mines ore from pits near the Wassa plant and also processes ore mined at our Hwini-Butre (“HBB”) mine located south of Wassa. We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Lone, Niger and Côte d'Ivoire, and in South America we hold and manage exploration properties in Brazil.
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
The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, as filed on Form 10-K.
As of March 31, 2012, the Company had a negative working capital position of $27.0 million, which includes cash of $103.8 million and a current liability of $123.8 million for our convertible debentures (face value of $125.0 million) due in November 2012. If the debentures are not refinanced, the liability must be met by either (i) payment in cash or (ii) payment in common shares or a combination of shares and cash, based on (a) a share issue value which is 95% of the weighted average trading price of our common shares on the NYSE Amex stock exchange for the 20 consecutive trading days ending five days preceding the maturity date and (b) a maximum share issuance of 46.7 million shares. If the value of the 46.7 million shares is less than $125.0 million, we would be required to pay cash, in addition to the shares issued, in an amount equal to the difference between the aggregate value of the shares issued and the $125.0 million.
3. RECENT ACCOUNTING PRONOUNCEMENTS
RECENTLY ADOPTED STANDARDS
Presentation of Comprehensive Income: In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in the first quarter of fiscal 2012 and should be applied retrospectively. Our presentation of comprehensive income complies with this new guidance.
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

4. FINANCIAL INSTRUMENTS
The following tables illustrate the classification of the Company's financial instruments within the fair value hierarchy as of March 31, 2012. The three levels of the fair value hierarchy are:
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
Level 3 - Inputs that are not based on observable market data.

	Financial assets measured at fair value as at
	March 31, 2012
	Level 1	Level 2	Level 3	Total
Available for sale investments	$14,368	$—	$—	$14,368
	$14,368	$—	$—	$14,368

Available for sale investments in Level 1 are based on the quoted market price for the equity investment. It is possible that some of these investments could be sold in large blocks at a future date via a negotiated agreement and such agreements may include a discount from the quoted price.

	Financial liabilities measured at fair value as at
	March 31, 2012
	Level 1	Level 2	Level 3	Total
Convertible debentures	$123,750	$—	$—	$123,750
	$123,750	$—	$—	$123,750

The convertible senior unsecured debentures are recorded at fair value. The debentures are valued based on recent observable trading of the debentures. The $123.8 million fair value includes $1.4 million of accrued interest as of March 31, 2012.

	Financial assets measured at fair value as at
	December 31, 2011
	Level 1	Level 2	Level 3	Total
Available for sale investments	$1,416	$—	$—	$1,416
Warrants	—	555	—	555
	$1,416	$555	$—	$1,971

	Financial liabilities measured at fair value as at
	December 31, 2011
	Level 1	Level 2	Level 3	Total
Convertible debentures	$121,625	$—	$—	$121,625
	$121,625	$—	$—	$121,625

During the period ended March 31, 2012, an unrealized loss of $0.9 million (2011: gain of $18.2 million) was recorded in the Statement of Operations relating to the change in fair value of the convertible debentures.
5. DERIVATIVE GAINS AND LOSSES
The derivative mark-to-market (gains)/losses recorded in the Statement of Operations are comprised of the following amounts:

	For the three months ended
	March 31,
	2012	2011
Riverstone Resources, Inc. - warrants	$162	$(274)
Gold price derivatives	—	4,523
Derivative (gain)/loss	$162	$4,249

	For the three months ended
	March 31,
	2012	2011
Realized (gain)/loss	$(393)	$—
Unrealized (gain)/loss	555	4,249
Derivative (gain)/loss	$162	$4,249
RIVERSTONE RESOURCES INC. - WARRANTS
In the first quarter of 2008, we received two million warrants from Riverstone Resources Inc. (“Riverstone”) as partial payment for the right to earn an ownership interest in our exploration projects in Burkina Faso. These warrants were exercisable through January 2012 at Cdn$0.45. In January 2012, the Riverstone warrants were exercised.
GOLD PRICE DERIVATIVES
In January 2011, we entered into a series of put and call contracts covering 76,800 ounces of future gold production between February and December 2011. The contracts were spread evenly in each week over this period and structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,457 per ounce. In early February 2011, we entered into a second set of put and call contracts covering 75,200 ounces of future gold production between February and December 2011. The contracts were spread evenly in each week during this period and structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,503 per ounce. As of March 31, 2012, there were no outstanding gold price contracts.
6. INVENTORIES

	As of	As of
	March 31,	December 31,
	2012	2011
Stockpiled ore	$17,648	$16,773
In-process	12,534	8,912
Materials and supplies	47,173	48,612
Finished goods	—	—
Total	$77,355	$74,297
There were approximately 58,000 and 48,000 recoverable ounces of gold in the ore stockpile inventories shown above at March 31, 2012, and December 31, 2011, respectively. Stockpile inventories are short-term surge piles expected to be processed within the next 12 months. A total of $0.2 million and $1.4 million of material and supply inventories were written off in 2012 and 2011 respectively due to obsolescence and counts. $0.1 million and $1.7 million of net realizable value adjustments were recorded at Bogoso in 2012 and 2011 respectively. The net realizable value adjustments in 2012 are related to the non-refractory plant in process inventory.
7. AVAILABLE FOR SALE INVESTMENTS
The following table presents changes in available for sale investments in the first three months of 2012 and the full year 2011:

	As of March 31, 2012		As of December 31, 2011
	Riverstone		Riverstone
	Fair Value	Shares	Fair Value	Shares
Balance at beginning of period	$1,416	2,000,000	$928	1,300,000
Acquisitions	17,117	23,676,301	469	700,000
OCI - unrealized gain/(loss)	(4,165)	—	19	—
Balance at end of period	$14,368	25,676,301	$1,416	2,000,000

The acquisition of the Riverstone shares was accomplished through two transactions. The first was an exercise of the two million warrants at an exercise price CDN$0.45 for cash consideration of $0.9 million. The fair value of the shares acquired was $1.3 million. The second transaction was the sale of the Company's Burkina Faso subsidiary to Riverstone. The sale generated $6.6 million of cash plus 21.7 million Riverstone shares. We recognized the shares at their face value of $15.8 million on February 2, 2012, when the sale was finalized. It is possible that some of these investments could be sold in large blocks at a future date via a negotiated agreement and such agreements may include a discount from the quoted price. The Company currently does not intend to actively trade in its holdings and it is classified as long term.  Subsequent to February 2, 2012, the quoted market price of Riverstone's common stock has decreased, such that for the period ended March 31, 2012, the Company has recognized through Comprehensive Income a loss of $4.2 million related to its holdings.

8. PROPERTY, PLANT AND EQUIPMENT

	As of March 31, 2012			As of December 31, 2011
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value
Bogoso/Prestea	$179,771	$(109,552)	$70,219	$179,216	$(109,519)	$69,697
Bogoso refractory plant	193,590	(60,986)	132,604	186,607	(58,873)	127,734
Wassa/HBB	108,945	(55,179)	53,766	106,631	(52,430)	54,201
Corporate & other	1,344	(874)	470	1,378	(879)	499
Total	$483,650	$(226,591)	$257,059	$473,832	$(221,701)	$252,131

There was no interest capitalized in new additions to property, plant and equipment in the periods shown above.
9. MINING PROPERTIES

	As of March 31, 2012			As of December 31, 2011
	Mining Properties	Accumulated Amortization	Mining Properties, Net Book	Mining Properties	Accumulated Amortization	Mining Properties, Net Book
Bogoso/Prestea	$122,359	$(61,495)	$60,864	$119,700	$(60,186)	$59,514
Bogoso refractory	70,286	(36,338)	33,948	70,090	(34,839)	35,251
Mampon	16,095	—	16,095	16,095	—	16,095
Wassa/HBB	322,163	(189,184)	132,979	314,801	(180,486)	134,315
Other	29,600	(3,181)	26,419	27,312	(2,330)	24,982
Total	$560,503	$(290,198)	$270,305	$547,998	$(277,841)	$270,157

There was no interest capitalized in new additions to mining properties in the periods shown above.
10. ASSET RETIREMENT OBLIGATIONS
At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings storage facilities, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. While the majority of these costs will be incurred near the end of the mines' lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These costs are recorded against the asset retirement obligation liability as incurred. At March 31, 2012, and March 31, 2011, the total undiscounted amount of the estimated future cash needs was estimated to be $70.3 million and $84.1 million, respectively. Discount rates used to value the ARO range between 8% and 10%. The schedule of payments required to settle the December 31, 2011, ARO liability extends through 2029.
The changes in the carrying amount of the ARO during the three months ended March 31, 2012, and March 31, 2011, are as follows:

	For the three months ended
	March 31,
	2012	2011
Beginning balance	$33,880	$44,952
Accretion expense	703	933
Additions and change in estimates	—	3,748
Cost of reclamation work performed	(2,575)	(3,883)
Balance at March 31	$32,008	$45,750

Current portion	$8,626	$23,220
Long term portion	$23,382	$22,530
11. DEBT

	As of	As of
	March 31, 2012	December 31, 2011
Current debt:
Equipment financing credit facility	$7,801	$7,036
Capital lease	—	224
Convertible Debentures	122,092	121,199
Total current debt	$129,893	$128,459
Long term debt:
Equipment financing credit facility	$15,104	$10,759
Total long term debt	$15,104	$10,759
Schedule of payments on outstanding debt as of March 31, 2012:

	Nine Months
Debt	2012	2013	2014	2015	2016	2017	Maturity
Equipment financing loans
principal	$5,920	$6,571	$4,515	$3,567	$1,961	$371
interest	1,045	941	556	288	101	6	2012 to 2017
Convertible debentures
principal	125,000	—	—	—	—	—	November 30, 2012
interest	5,000	—	—	—	—	—
Total	$136,965	$7,512	$5,071	$3,855	$2,062	$377

EQUIPMENT FINANCING CREDIT FACILITY
GSBPL and GSWL maintain a $40 million equipment financing facility with Caterpillar Financial Services Corporation, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or London Interbank Offered Rate (“LIBOR”) plus 2.38%. At March 31, 2012, approximately $17.1 million was available to draw down, compared to $22.2 million at December 31, 2011. The average interest rate on the outstanding loans was approximately 6.8% at March 31, 2012, unchanged from from 6.8% at December 31, 2011. Each outstanding equipment loan is secured by the title of the specific equipment purchased with the loan until the loan has been repaid in full.
CAPITAL LEASE
In February 2010, GSBPL accepted delivery of a nominal 20 megawatt power plant. Upon acceptance, a $4.9 million liability was recognized which, at the time, was equal to the present value of future lease payments. The life of the lease was two years from the plant's February 2010 in-service date. We were required to pay the owner/operator a minimum of $0.3 million per month on the lease, of which $0.23 million was allocated to principal and interest on the recognized liability and the remainder of the monthly payments were charged as operating costs. In February 2012, we made the final lease payment and assumed ownership of the power plant.
CONVERTIBLE DEBENTURES
Interest on the $125 million aggregate principal amount of 4.0% convertible senior unsecured debentures due November 30, 2012, (the “Debentures”) is payable semi-annually, in arrears on May 31 and November 30 of each year. The Debentures are, subject to certain limitations, convertible into common shares at a conversion rate of 200 shares per $1,000 principal amount of the Debentures (equal to a conversion price of $5.00 per share) subject to adjustment under certain circumstances. The Debentures are not redeemable at our option.
On maturity, we may, at our option, satisfy our repayment obligation by paying the $125 million principal amount of the Debentures in cash or, alternatively, by issuing up to approximately 46.7 million common shares to the debenture holders. If we settle in shares, we must redeem all, and not less than all of the debentures, by issuing shares. The value assigned to the shares issued will be determined as 95% of the weighted average trading price of our common shares on the NYSE Amex stock exchange for the twenty consecutive trading days ending five trading days preceding the maturity date. If the value assigned to the shares multiplied by the 46.7 million shares is insufficient to cover the entire $125 million liability, we would be required to pay cash, in addition to the shares, in an amount that when added to the value of the shares will equal $125 million.
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
REVOLVING CREDIT FACILITY
The loan agreement for our $31.5 million revolving credit facility provided that the facility would end on September 30, 2012. The loan agreement further specified that our ability to draw on the facility would expire on April 1, 2012, if there was no outstanding balance as of this date. Since there was no outstanding balance at April 1, 2012, the facility has expired.
12. INCOME TAXES
The provision for income taxes includes the following components:

	For the three months ended March 31,
	2012	2011
Current tax expense
Canada	$—	$—
Foreign	—	(899)
Deferred tax expense
Canada	—	—
Foreign	(12,531)	(3,406)
Total tax expense	$(12,531)	$(4,305)
The deferred tax expense is related to the change in the temporary difference between book and tax basis at GSWL. In the first quarter of 2012, Ghana passed new tax laws that raised the statutory rate from 25% to 35%. This tax change had a $9.6 million impact on the first quarter 2012 deferred tax expense relating to the temporary difference at GSWL arising from prior periods. The tax expense related to the activity of the first quarter of 2012 is $2.9 million. The historical tax losses in Canada are sufficient to cover the taxable gain on the sale of the Burkina Faso Subsidiary to Riverstone. No tax expense has been recorded related to this transaction.
The current tax expense in 2011 was related to a temporary tax levy on certain Ghanaian industries, including; mining, brewing, banking, communications and insurance. The levy was set at 5% of “profits before tax” as disclosed on the statements of operations. The levy expired at the end of 2011.
13. COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies include the following items:
ENVIRONMENTAL BONDING IN GHANA
In July 2011, we increased a letter of credit for Wassa/HBB's environmental bonding from $2.85 million to $7.8 million. This brought the total bonded amount, including $0.15 million of cash, from $3 million to $7.95 million. In early 2012, the Ghana Environmental Protection Agency ("EPA) raised Wassa/HBB's reclamation bonding requirement to approximately $10.6 million, reflecting increases in on-going mining disturbances. We expect that this $2.65 million increase in bonding will be met with a combination of letters of credit and cash.
We have also bonded $9 million to cover rehabilitation and closure obligations at Bogoso/Prestea. These bonding requirements have been met by an $8.1 million letter of credit from a commercial bank and a $0.9 million cash deposit held by the EPA. The cash deposits are recorded as Restricted Cash on our Consolidated Balance Sheets.
In 2008, Bogoso/Prestea resubmitted an updated draft of the Environmental Management Plan (“EMP”) to the EPA that included an updated estimate of the reclamation and closure costs prepared by a third party consultant. A consultant was commissioned to prepare the reclamation and closure cost estimate and the final EMP was submitted to the EPA in February 2009. Bogoso/Prestea has completed all the legal requirements and is waiting for the environmental certificate. In the mean time, and in compliance with the legal time line for the previous EMP, Bogoso/Prestea prepared a new EMP and submitted it to the EPA in the fourth quarter of 2011. This EMP included a more current estimate of the reclamation and closure costs for Bogoso/Prestea and could result in a need for additional bonding later in 2012.
See Note 21 Subsequent Events for information about renewal of these environmental bonds on May 1, 2012.
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
Government of Ghana
The Ghana Government receives a royalty equal to 5% of mineral revenues.
Hwini-Butre
As part of the agreement for the purchase of the Hwini-Butre properties, Golden Star agreed to pay B.D. Goldfields Ltd, Hwini-Butre’s former owner, an additional $1.0 million in cash if at least one million ounces of gold are produced and recovered in the first five years of production from the area covered by the Hwini-Butre prospecting license. Gold production was initiated at Hwini-Butre in May 2009. It is not possible at this time to know if future exploration work will increase Hwini-Butre’s reserves sufficiently to yield production of one million ounces prior to May 2014, and as such, no amounts have been accrued in the financial statements.
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

Goulagou and Rounga
In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone had the right to acquire our 90% interest in the Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone was required to spend Cdn$4 million on exploration programs on the Goulagou and Rounga properties over a four-year period ended in February 2012, and could then purchase our interest for $18.6 million in cash and Riverstone common shares. We were also entitled to receive up to two million shares of Riverstone over the term of the option, all of which were received as of March 31, 2011. In addition, we received a one-time distribution of two million Riverstone common share purchase warrants during 2008. The Riverstone purchase warrants had an exercise price of Cdn$0.45 and were exercised in January 2012. In December 2011, Riverstone notified us of their intent to exercise their option to acquire Goulagou and Rounga in February 2012. The sale of exploration projects was completed in February 2012 upon receipt of $6.6 million of cash and 21.7 million Riverstone common shares valued at $15.8 million on the day of the sale. A gain of $22.4 million was recognized on the completion of this disposition in the Statement of Operations as the underlying properties were written down to a zero carrying value in prior periods. There was no tax expense recorded in connection with this gain as the Canadian deferred tax assets have a full valuation allowance against them.
LEGAL PROCEEDINGS
B.D. Goldfields Legal Action - On July 19, 2011, B.D. Goldfields, Ltd. (“plaintiff”), a Ghanaian registered company, filed suit in the Superior Court of Judicature, the High Court of Justice, Commercial Division, in Accra, Ghana, against Golden Star Resources Ltd. and our subsidiary St. Jude Resources (Ghana) Ltd. The plaintiff is challenging the validity of the concession contracts and settlements related to our acquisition of the Hwini-Butre gold property in Ghana in 2006. More specifically, the plaintiff is taking the position that the original sales agreement covered only a small section of the Hwini-Butre concession and is now seeking $24 million plus a royalty for the remaining portion of the concession. The plaintiff is also seeking an interim court injunction which would halt mining on the concession until all legal issues are resolved.
In 2008, the plaintiff filed two similar suits in the United States, challenging our ownership of the Hwini-Butre concession and these claims were dismissed by the courts. Based on the earlier dismissed claims brought by the same plaintiff, and on comprehensive court-approved settlements that were reached among the plaintiff and our wholly-owned subsidiary St Jude Resources Ltd. and other related parties before the Ghanaian Court of Appeal in February 2006 with respect to title to the Hwini-Butre gold property, we believe this present action, as commenced before a lower court in the Ghana court hierarchy, and within the same Ghanaian jurisdiction, is without merit and will not be successful. During the third quarter of 2011, we prepared a defense to this claim and filed it with the Ghana court on October 5, 2011, and we continue to wait for the court's initial consideration of this case. We have not accrued a provision for this action.
Genser Legal Action - In March 2012, Genser Power Ghana Limited ("plaintiff"), a Ghana registered company, commenced an action in the High Court of Justice, Commercial Division ("the Court"), in Accra Ghana, against our subsidiary Golden Star (Bogoso/Prestea) Limited. The plaintiff is challenging our ownership of an electric power generating plant that the plaintiff constructed and subsequently operated on our behalf at our Bogoso mine site for the past two years.
The construction/operations contract required us to make periodic payments to the plaintiff over the first two years of operations totaling $7.1 million, after which we earned the right to own the plant for no additional consideration. All such payments were made by us and the payments are not disputed.
The plaintiff claims, however, that although all contractual payments were made as required by the specified contract, we failed to provide notice of our intent to take ownership of the plant prior to the date as specified in the contract and as a result, we forfeited our right to ownership of the plant. We dispute the plaintiff's interpretation of the notice date, believing it to be later than the plaintiff alleges. Furthermore, we believe that we clearly communicated to the plaintiff our intent to take ownership of the plant prior to the required date.
The plaintiff' claims that ownership of the plant remains with them and they have announced their intent to remove the power plant from our mine site unless we agree to make an additional payment of $10.0 million dollars. The plaintiff is also seeking damages of $1.4 million and costs.
The Company has disputed the plaintiff's right to bring legal action in Ghana on the basis that the contract provides for dispute resolution to be dealt with by arbitration in Paris, France. On May 4, 2012, the Court granted our petition to refer this dispute to international arbitration at the ICC in Paris, France. We have not accrued a provision for this action.
14. SHARE CAPITAL
Changes in share capital during the three months ended March 31, 2012, are as follows:

	Shares	Amount
Balance at December 31, 2011	258,669,487	$693,899
Common shares issued:
Option exercises	78,334	135
Unclaimed shares forfeited	(50,869)	—
Bonus shares and other	165,009	307
Balance at March 31, 2012	258,861,961	$694,341

We held no treasury shares as of December 31, 2011, and March 31, 2012.
15. COST OF SALES

	For the three months ended March 31,
	2012	2011
Mining operations costs	$100,849	$88,479
Operations costs to metal inventory	(3,450)	(2,690)
Mining related depreciation and amortization	19,043	21,029
Accretion of asset retirement obligations	703	933
Total cost of sales	$117,145	$107,751
16. STOCK BASED COMPENSATION
Non-cash employee compensation expense recognized in general and administrative expense in the statements of operations, with respect to our non-cash employee compensation plans are as follows:

	For the three months ended March 31,
	2012	2011
Total stock compensation expense	$2,579	$1,342

STOCK OPTIONS
We have one stock option plan, the Third Amended and Restated 1997 Stock Option Plan (the “Plan”) approved by shareholders in May 2010, under which options are granted at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 25,000,000 shares, of which 4,833,346 are available for grant as of March 31, 2012, and the exercise price of each option is not less than the closing price of our shares on the Toronto Stock Exchange on the day prior to the date of grant. Options typically vest over periods ranging from immediately to three years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.
We granted 4,537,000 and 1,718,000 options during the first three months of 2012 and 2011, respectively. We do not receive a tax deduction for the issuance of options. As a result, we do not recognize any income tax benefit related to the stock compensation expense.
The fair value of our option grants are estimated at the grant dates using the Black-Scholes option-pricing model. Fair values of options granted in the first three months of 2012 and 2011 were based on the assumptions noted in the following table:

	For the three months ended March 31,
	2012	2011
Expected volatility	67.07 to 87.50%	66.34 to 69.79%
Risk-free interest rate	0.36 to 0.84%	2.26 to 2.26%
Expected lives	4.3 to 7.4 years	5.6 to 8.5 years
Dividend yield	0%	0%
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

A summary of option activity under the Plan during the three months ended March 31, 2012:

	Options (‘000)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2011	8,539	3.18	7.0	95
Granted	4,537	2.02	7.0	—
Exercised	(78)	1.16	—	81
Forfeited, canceled and expired	(340)	3.13	7.8	—
Outstanding as of March 31, 2012	12,658	2.79	6.8	358

Exercisable as of March 31, 2012	8,235	3.03	6.3	337

	Options (‘000)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2010	6,724	3.35	7.0	9,001
Granted	1,718	2.83	10.0	—
Exercised	(48)	2.73	7.0	132
Forfeited, canceled and expired	—	—	—	—
Outstanding as of March 31, 2011	8,393	3.25	7.4	1,896

Exercisable as of March 31, 2011	5,765	3.36	6.6	1,386
Stock Bonus Plan
In December 1992, we established an Employees' Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock, of which 710,854 common shares have been issued as of March 31, 2012. 165,009 shares were issued in 2012 under the Stock Bonus Plan at a value of $0.3 million. No shares were issued in 2011.
Deferred Share Units
Our DSU Plan provides for Deferred Share Units (“DSUs”), each representing the right to receive one share of Golden Star common stock upon redemption. DSUs may be redeemed only upon termination of the holder's services to the Company, and may be subject to vesting provisions. DSU awards are granted at the sole discretion of the Company's compensation committee. The DSU Plan allows directors, at their option, to receive all or any portion of their retainer by accepting DSUs in lieu of cash.
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
During the first quarter of 2012, we granted 14,625 DSUs to directors of the Company in payment of fees earned in 2012. These units were immediately vested and a compensation expense of $31,882 was recognized for these grants. As of March 31, 2012, there was nil unrecognized compensation expense related to DSUs granted under the Company's DSU plan. There were 36,772 DSUs outstanding at March 31, 2012.

Stock Appreciation Rights
During the three months ended March 31, 2012, the Company granted 1,452,526 stock appreciation rights (SARs) that vest over a period of three years. These awards will be settled in cash equal to the Company’s stock price less the strike price on the vesting date. Since these awards are settled in cash, the Company marks-to-market the associated expense for each award at the end of each reporting period. The Company accounts for these as liability awards and marks-to-market the fair value of the award until final settlement.
As of the March 31, 2012, there was approximately $1.5 million of total unrecognized compensation cost related to unvested SARs. The Company recognized approximately $0.1 million of compensation expense related to these cash based awards for the three months ended March 31, 2012.
17. EARNINGS PER COMMON SHARE
The following table provides reconciliation between basic and diluted earnings per common share:

	For the three months ended March 31,
	2012	2011
Net income attributable to Golden Star shareholders	$9,113	$5,928

Weighted average number of shares (millions)	258.7	258.6
Dilutive securities:
Options	0.2	1.2
Convertible debentures	0.0	0.0
Weighted average number of diluted shares (millions)	258.9	259.8

Net income per share attributable to Golden Star shareholders:
Basic	$0.035	$0.023
Diluted	$0.035	$0.023
Options to purchase 12.5 million and 7.2 million shares of common stock were outstanding at March 31, 2012 and 2011, respectively, but were not included in the computation of diluted weighted average common shares because their effect would have been anti-dilutive. In addition, we had 25.0 million shares related to the convertible debentures that were not dilutive for either period.
18. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREA

	Africa
As of and for the three months ended March 31	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2012
Revenues	$69,595	$61,425	$—	$—	$—	$131,020
Net income/(loss) attributable to Golden Star	5,472	852	(1,111)	(122)	4,022	9,113
Income tax expense	—	(12,531)	—	—	—	(12,531)
Capital expenditure	14,957	9,708	—	—	—	24,665
Total assets	422,912	242,007	1,189	855	85,103	752,066
2011
Revenues	$42,488	$74,018	$—	$—	$—	$116,506
Net income/(loss) attributable to Golden Star	(7,604)	10,641	(705)	(97)	3,693	5,928
Income tax benefit	—	(4,305)	—	—	—	(4,305)
Capital expenditure	8,342	10,313	97	—	—	18,752
Total assets	359,528	239,022	2,323	68	131,334	732,275

19. RELATED PARTIES
During the first three months of 2012, we obtained legal services from a firm to which one of our board members is of counsel. The cost of services from this firm during the first three months of 2012 and 2011 was $0.2 million and $0.2 million, respectively. Our board member did not personally provide any legal services to the Company during these periods nor did he benefit directly or indirectly from payments for the services performed by the firm.
20. SUPPLEMENTAL CASH FLOW INFORMATION
In the first three months of 2012, $0.2 million was paid for income taxes. Cash paid for income taxes during the first three months of 2011 was $1.0 million. Cash paid for interest was $0.3 million in the first three months of 2012 and $0.3 million in the first three months of 2011.

21. SUBSEQUENT EVENTS
REVOLVING CREDIT FACILITY
The loan agreement for our $31.5 million revolving credit facility provided that the facility would end on September 30, 2012. The loan agreement further specified that our ability to draw on the facility would expire on April 1, 2012, if there was no outstanding balance as of this date. Since there was no outstanding balance at April 1, 2012, the facility has expired.
REPLACEMENT OF ENVIRONMENTAL BONDS IN GHANA
The Ghana Environmental Protection Agency ("EPA") requires environmental compliance bonds that provide assurance for environmental remediation at our Bogoso/Presteaa and Wassa mining operations. In recent years the bonds were provided by the same bank that provided our revolving credit facility which expired on April 1, 2012 (see discussion immediately above). Thus, the environmental bonds also expired on April 1, 2012. New bonds were provided by a Ghanaian bank on May 1, 2012 on terms similar to the prior bonds. The Ghanaian bank provided an $8.1 million bond to GSBPL and a $9.6 million bond to GSWL. There was no change in the amount of the cash deposits associated with our environmental reclamation obligations as the deposits remained with EPA. The new bonds are guaranteed by Golden Star Resources Ltd. We are looking at extending the GSWL bond by an additional $1.0 million to cover the increases noted in Note 13.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Form 10-K for the period ended December 31, 2011, and with the accompanying unaudited consolidated financial statements and related notes for the period ended March 31, 2012. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information available to May 8, 2012. All amounts shown are in thousands of dollars unless noted otherwise. All currency amounts are stated in U.S. dollars unless noted otherwise.
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
We own controlling interests in several gold properties in southwest Ghana:

•
Through a 90% owned subsidiary, Golden Star (Bogoso/Prestea) Limited (“GSBPL”), we own and operate the Bogoso/Prestea gold mining and processing operations (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. GSBPL operates a gold ore processing facility at Bogoso/Prestea with a capacity of up to 3.5 million tonnes of ore per annum, which uses bio-oxidation technology to treat sulfide and other refractory ore (“Bogoso refractory plant”). In addition, GSBPL has a carbon-in-leach (“CIL”) processing facility located next to the refractory plant, which is suitable for treating oxide and other non-refractory gold ores (“Bogoso non-refractory plant”) at a rate up to 1.5 million tonnes per annum. Bogoso/Prestea produced and sold 140,504 ounces of gold in 2011 and 170,973 ounces of gold in 2010.

•
Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own and operate the Wassa open-pit gold mine and CIL processing plant (“Wassa”), located approximately 35 km east of Bogoso/Prestea. The design capacity of the CIL processing plant at Wassa (“Wassa processing plant”) is nominally 3.0 million tonnes per annum but varies depending on the ratio of hard to soft ore. GSWL also owns the Hwini-Butre and Benso concessions (“HBB”) in southwest Ghana. Ore from the HBB mines is sent to Wassa for processing. The Hwini-Butre and Benso concessions are located approximately 80 km and 50 km, respectively, south of Wassa along the Company's dedicated haul road. Wassa/HBB produced and sold 160,616 ounces of gold in 2011 and 183,931 ounces of gold in 2010.

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

	For the three months ended
	March 31, 2012
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$39,198	$55,129	$94,327
Royalties	3,082	3,483	6,565
Costs to metals inventory	(2,940)	(551)	(3,491)
Mining related depreciation and amortization	10,892	8,149	19,041
Accretion of asset retirement obligations	322	381	703
Cost of sales – GAAP	50,554	66,591	117,145
Less royalties	(3,082)	(3,483)	(6,565)
Less betterment waste stripping costs	—	(4,108)	(4,108)
Less operations-related foreign exchange gains/(losses)	198	(65)	133
Less mining related depreciation and amortization	(10,892)	(8,149)	(19,041)
Less accretion of asset retirement obligations	(322)	(381)	(703)
Cash operating cost	$36,456	$50,405	$86,861

Plus royalties	3,082	3,483	6,565
Total cash costs	$39,538	$53,888	$93,426

Ounces sold	36,483	41,242	77,725
Cost per ounce measures ($/oz):
Cash operating cost per ounce	$999	$1,222	$1,118
Total cash cost per ounce	$1,084	$1,307	$1,202

	For the three months ended
	March 31, 2011
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$40,462	$44,507	$84,969
Royalties	2,236	1,274	3,510
Costs to metals inventory	(139)	(2,551)	(2,690)
Mining related depreciation and amortization	14,996	6,033	21,029
Accretion of asset retirement obligations	288	645	933
Cost of sales – GAAP	57,843	49,908	107,751
Less royalties	(2,236)	(1,274)	(3,510)
Less betterment waste stripping costs	—	—	—
Less operations-related foreign exchange gains/(losses)	35	(64)	(29)
Less mining related depreciation and amortization	(14,996)	(6,033)	(21,029)
Less accretion of asset retirement obligations	(288)	(645)	(933)
Cash operating cost	$40,358	$41,892	$82,250

Plus royalties	2,236	1,274	3,510
Total cash costs	$42,594	$43,166	$85,760

Ounces sold	53,332	30,576	83,908
Cost per ounce measures ($/oz):
Cash operating cost per ounce	$757	$1,370	$980
Total cash cost per ounce	$799	$1,412	$1,022

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
We acquired the Bogoso property and began operating its mines and CIL processing facility in 1999. In 2001, we acquired the Prestea property located adjacent to the Bogoso property. In late 2002, we acquired Wassa and constructed the Wassa processing plant, which began commercial operation in April 2005. In July 2007, we completed construction and development of the Bogoso refractory plant. In late 2005, we acquired the HBB properties consisting of the Benso and Hwini-Butre properties. Benso began sending ore to the Wassa processing plant in 2008, and in 2009, following its development phase, Hwini-Butre began sending ore to the Wassa processing plant.
Our overall objective is to continue the growth of our mining business to become a mid-tier gold producer. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.
In addition to our gold mining and development activities, we actively explore for gold in West Africa and South America,

investing approximately $20 million on such activities during 2010 and approximately $24.4 million in 2011. We are conducting regional reconnaissance projects in Ghana, Cote d'Ivoire and Brazil, and have drilled more advanced targets in Ghana, Niger and Sierra Leone. See Item 2 - “Description of Properties” in our Annual Report on Form 10-K for the year ended December 31, 2011, for additional details on these properties.
TRENDS AND EVENTS IN THE THREE MONTHS ENDED MARCH 31, 2012
RESTART OF THE BOGOSO NON-REFRACTORY PLANT
Ore processing was restarted at our Bogoso non-refractory plant in the first quarter of 2012 following completion of the plant renovation project in late 2011. Feed for the restarted plant came initially from non-refractory stockpiles at Bogoso but, by March 2012 the plant began receiving non-refractory ore from our Pampe mine, where we restarted mining activities in the third quarter of 2011. Going forward, we expect most of the feed for the Bogoso non-refractory plant will come from Pampe, with minor amounts of supplemental non-refractory ores from the Bogoso pits, and once construction is completed, tailings materials from a decommissioned Bogoso tailings storage facility (see below). It is expected that Pampe non-refractory ores will be less expensive to process than the Bogoso refractory ores. The Bogoso non-refractory plant produced and sold 6,904 ounces of gold in the first quarter of 2012.
GOLD PRICES
While gold prices have generally trended upward during the last ten years from a low of $260 per ounce in 2001 to a high of $1,895 per ounce in September 2011, gold prices can fluctuate widely due to several factors such as changes in demand for physical gold, forward selling by gold mining companies, government actions, changes in the value of the U.S. dollar and global mine production rates. We realized $1,686 per ounce for our gold shipments during the first quarter of 2012 and $1,389 per ounce for our gold shipments during the first quarter of 2011.

INCREASES IN MINING COSTS
While gold prices have trended sharply upward in recent years, the mining industry has also experienced steady increases in mine operating costs including the costs of fuel, electric power, labor, explosives, mining equipment, equipment maintenance parts and chemicals consumed in the processing plants. In addition, many governments around the world have increased mineral royalties, fees and income tax rates in recent years.
Mining is an energy intensive industry using large quantities of electricity and fuel in the mining, transport, crushing, grinding and processing of ores and as a result, a mine's cost structure is sensitive to changes in fuel and electric power costs. Increases in crude oil prices from $45 per barrel in early 2009, to in excess of $100 per barrel in early 2012 have thus contributed to higher mining costs worldwide. Increasing fuel costs have also resulted in higher electric power costs in many areas including Ghana. The resource boom of recent years has constrained the availability of skilled mining personnel, which in turn has put upward pressure on labor costs. It has also contributed to increases in mining equipment costs and longer lead times for new orders for large equipment.
INCREASES IN TAXATION
In the first quarter of 2012, the Government of Ghana enacted three changes to tax rules which apply to mining companies operating in Ghana and further announced its intent to implement two additional changes.
Changes enacted and implemented in the first quarter of 2012 are as follows:
1. Rate Increase: The 10% increase in income tax rates from 25% to 35% resulted in an approximate $9.6 million increase in our deferred tax liability as of March 31, 2012.
2. Tax Depreciation Limits: Prior to 2012, in each year a mining company could add 80% of the cost of its qualified capital spending to a tax asset pool known as "Capital Allowances" in the year in which the spending occurred, which is subsequently used to reduce taxable income. 50% of the remaining balance is added to the capital allowance in each of the subsequent years. Once taxable income is reduced to zero, the remaining balance of the Capital Allowance pool is available for use in the following year. Under the new rule, only 20% of each years' capital spending is added to the Capital Allowance pool over a 5 year period. This will result in a smaller amount of capital allowance available in earlier years following capital spending which will accelerate cash paid for taxes.
3. Ring Fencing: The Government's new rules disallow use of expenditures from one mining area as a deduction from revenues in a separate mining area belonging to the same company in determining a company's taxable income. No details have been released for this new rule. The Company expect this to have immaterial impact on the calculation of tax expense in the current year.

Additional changes announced but not yet enacted:
1. Windfall Profit Tax: The Government of Ghana has stated its intent to implement a 10% windfall profit tax on mining companies, but to date, no details have been released.
2. Stability Agreement Renegotiations: The Government announced that it intends to establish a tax stability renegotiation team that would review the existing tax stability agreements of mining companies operating in Ghana. While our mines do not have tax stability agreements, it is not clear at this time if the tax stability renegotiation team will also review our mines' Deeds of Warranty which specify certain tax agreements for our properties.
CONVERTIBLE DEBT
Our $125 million convertible debentures mature on November 30, 2012. We have the option to settle this liability in cash payment, or subject to certain limitations, in common shares. See the Liquidity Outlook section below for additional details of the settlement alternatives for this debt.
EXPIRY OF REVOLVING CREDIT FACILTIY
The loan agreement for our $31.5 million revolving credit facility provided that the facility would end on September 30, 2012. The loan agreement further specified that our ability to draw on the facility would expire on April 1, 2012, if there was no outstanding balance as of this date. Since there was no outstanding balance at April 1, 2012, the facility has expired.
SALE OF BURKINA FASO EXPLORATION PROPERTIES
In December 2011, Riverstone Resources notified us, per terms of a 2007 exploration earn-in agreement, of their intent to exercise their purchase option for our Goulagou and Rounga exploration properties in Burkina Faso. The sale of these exploration projects was completed in February 2012 upon receipt of $6.6 million of cash and 21.7 million Riverstone common shares valued at $15.8 million on the day of the sale. A gain of $22.4 million was recognized on the completion of this disposition in the Statement of Operations as the underlying properties were written down to a zero carrying value in prior periods.
CONSOLIDATED RESULTS OF OPERATIONS

	For the three months ended
	March 31,
SUMMARY OF CONSOLIDATED FINANCIAL RESULTS	2012	2011
Bogoso/Prestea gold sold (oz)	41,242	30,576
Wassa/HBB gold sold (oz)	36,483	53,332
Total gold sold (oz)	77,725	83,908

Average realized price ($/oz)	1,686	1,389
Cash Operating cost - combined ($/oz)	1,118	980
Gold revenues ($ in thousands)	131,020	116,506
Cash flow provided by/(used in) operations ($ in thousands)	17,884	(5,865)
Cash flow provided by/(used in) operations per share ($)	0.069	(0.023)
Net income attributable to Golden Star ($ in thousands)	9,113	5,928
Net income per share – basic ($)	0.035	0.023
THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011
Results for the three months ended March 31, 2012, include net income attributable to Golden Star shareholders of $9.1 million or $0.035 per share, compared with net income of $5.9 million or $0.023 per share in the same period of 2011. First quarter 2012 gold sales totaled 77,725 ounces, down from 83,908 ounces sold in the same quarter of 2011. Our average realized gold price increased to $1,686 per ounce, up 21% from $1,389 in the first quarter of 2011. Gold revenues increased to $131.0 million in the first quarter of 2012, up from $116.5 million in the same period in 2011. Our first quarter 2012 mine operating margin (see attached Statement of Operations) improved by $5.1 million from the same period of 2011. The increase in operating margin was related to higher gold prices which offset the drop in ounces sold and higher operating costs.
First quarter 2012 consolidated cash operating costs of $86.9 million were up 6% from $82.3 million in the first quarter of 2011. The major factors causing the increase in cash operating costs over 2011 was the start-up of the Bogoso non-refractory processing plant and the increase in tonnes mined at Bogoso. Increasing prices of many of our key operating inputs also contributed to the increase. These cost increases included the price of labor, cyanide, fuel, and other reagents used in processing plants. Fuel prices are up approximately 9% from the first quarter of 2011. See operational discussions below for more details.
There were minimal derivative losses in the first quarter of 2012 related to our holding of warrants of a junior mining company. Most of the $4.2 million derivative loss in the first quarter of 2011 was related to losses on the fair value of outstanding gold price forward contracts, all of which expired by December 31, 2011. The $0.9 million first quarter 2012 fair value loss adjustment for the convertible debentures was based on recent observed market activity. In comparison, we recorded a $18.2 million gain on the fair value of the conversion feature of our convertible debentures in the first quarter of 2011 in response to rising prices for our common shares at the time. The $0.9 million adjustment at March 31, 2012, brought the fair value of our debentures to $122.1 million, which is $2.9 million less than the $125 million stated face value.
The decrease in quarterly general and administrative costs, as compared to a year earlier, reflects a cost reduction plan implemented in 2012 that has resulted in lower consulting fees, salaries and bonus accruals. First quarter 2011 general and administrative costs include the annual bonus option grant costs. Depreciation charges for the first quarter of 2012 were down $1.9 million from the same period in 2011 due to the decrease in ounces sold at Wassa and the resulting impact on units of production amortization.
The $22.4 million gain on the sale of investments in the first quarter of 2012 was related to the sale of our exploration properties in Burkina Faso. In February 2012, Riverstone Resources exercised its rights under a 2007 earn-in agreement to purchase all of our exploration properties in Burkina Faso. The sale of these exploration projects was completed in February 2012 upon the receipt of $6.6 million of cash and 21.7 million Riverstone common shares valued at $15.8 million.
BOGOSO/PRESTEA OPERATIONS

	For the three months ended
	March 31,
	2012	2011
BOGOSO/PRESTEA OPERATING RESULTS
Ore mined refractory (t)	769,671	694,757
Ore mined non-refractory (t)	140,570	187
Total ore mined (t)	910,241	694,944
Waste mined (t)	7,241,926	4,089,219
Refractory ore processed (t)	611,226	721,228
Refractory ore grade (g/t)	2.55	2.46
Gold recovery – refractory ore (%)	73.3	61.0
Non-refractory ore processed (t)	173,015	—
Non-refractory ore grade (g/t)	2.66	—
Gold recovery - non-refractory ore (%)	54.1	—
Gold sold refractory (oz)	34,338	30,576
Gold sold non-refractory (oz)	6,904	—
Gold sales (oz)	41,242	30,576

Total cash cost ($/oz)	1,307	1,412
Royalties ($/oz)	85	42
Cash operating cost ($/oz)	1,222	1,370
THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011
Bogoso/Prestea's first quarter 2012 revenues totaled $69.6 million, up $27.1 million from $42.5 million in the first quarter of 2011. The increase in revenues was related to an increase in the number of ounces sold and to higher gold prices as compared to the first quarter of 2011. Bogoso's realized gold price averaged $1,687 per ounce in the first quarter of 2012, up from $1,390 per ounce a year earlier. While refractory ore tonnes processed were lower than in the first quarter of 2011, higher feed grade and improved recovery rates yielded an increase in refractory ounces over the first quarter of 2011. In addition, start-up of the Bogoso non-refractory plant in the first quarter of 2012 contributed 6,904 ounces during the period.
Tonnes of ore mined were higher than in the same period of 2011 for both refractory and non-refractory ore. The increase in non-refractory tonnes mined, as compared to the first quarter of 2011, was related to the Pampe mine which was inactive during the first quarter of 2011 but was re-opened later in 2011, and subsequently mined ore throughout the first quarter of 2012. The increase in refractory ore tonnes mined, as compared to the first quarter of 2011, was related to an increase in the mining capacity implemented at Bogoso during 2011.
The higher refractory ore mining rates, coupled with recent processing plant disruptions caused by power outages and scheduled and unscheduled plant maintenance, have resulted in an increase in the refractory ore stockpile at the Bogoso refractory plant. While the ore stockpile must be large enough to provide a reliable source of plant feed during the rainy season, it is now sufficiently large enough to allow a temporary reduction in refractory ore mining rates at Bogoso over the next few months.
An effort is now underway to resolve the various refractory plant operational issues responsible for lower refractory plant throughput in recent periods. Good progress has been made on achieving a quicker start-up of the stand-by power generator at Bogoso in response to frequent interruptions in the Ghana grid power in recent quarters. A faster start-up of the stand-by power plant allows for a quicker re-start of the refractory plant once grid power comes back and also reduces mechanical strain on the refractory plant equipment upon restart of the grid power, thereby helping to control maintenance costs. An accelerated refractory plant maintenance program is also underway to help achieve an increase in plant availability going forward.
The increase in refractory plant disruptions, as discussed above, caused the drop in tonnes of refractory ore processed, as compared to the first quarter of 2011. The increase in refractory ore grade reflects natural variability in the ore deposits being mined. Higher amounts of fresh refractory ore, as mining progressed deeper in to the Bogoso pits, was successful in bringing gold recovery rates up to 73.3% in the first quarter of 2012 from 61.0% in the first quarter of 2011.
Following a three year hiatus, non-refractory ore processing was re-started at the Bogoso non-refractory plant in the first quarter of 2012. The main source of ore for this facility was the recently reopened Pampe pit located 18 kilometers west of Bogoso. The Pampe pit was mined in 2007 and 2008, which exposed the upper benches of the pit to weathering. In the first quarter of 2012, we experienced two slippages along the previously mined upper benches totaling approximately 500,000 cubic meters of rock. While the slips have not prevented access to all ore mining areas in the Pampe pit, the slip material will temporarily increase mining costs until it has been removed. Since the slip material is broken rock, the mining costs are relatively low, and we expect to complete removal over the next 4 to 6 months. Afterward, we anticipate lower mining costs as mining rates return to design levels. Since there is now limited access to Pampe's fresh non-refractory ore, the Bogoso non-refractory plant is expected to process non-refractory stockpile and transition ores in the second quarter of 2012, which typically exhibits lower metallurgical recoveries than what was expected from fresh ores originally planned for this period.
Bogoso's consolidated first quarter 2012 cash operating costs totaled $50.4 million, up from $41.9 million in the first quarter of 2011. Most of the increase in costs was related to the restart of Bogoso's non-refractory operations. Bogoso's non-refractory mine and processing plant were on a care and maintenance during the first quarter of 2011. In comparison, Bogoso mined 2.7 million tonnes of non-refractory ore and waste and processed 173,000 tonnes of non-refractory ore in the first quarter of 2012. Increases in the price of fuel, cyanide and labor since the first quarter of 2011 also contributed to the increase in Bogoso's cash operating expense.
The increase in ounces sold, as compared to the first quarter of 2011, resulted in a drop in cash operating costs per ounce to $1,222 per ounce, down from $1,370 a year earlier. The increase in ounces sold also contributed to higher units-of-production amortization expense.
Of the 173,000 tonnes of non-refractory ore processed in the first quarter of 2012, approximately 60% of this was from the Pampe pits and the balance was from the Bogoso pits. Both Pampe and the Bogoso pits sent several differing non-refractory ore types to the non-refractory plant during the initial start-up in the first quarter. The variety of ore types was a factor in the 54.1% recovery rate. Going forward, Pampe is expected to provide increasing amounts of non-refractory ore to the Bogoso non-refractory plant, and as such, we expect less variability in ore types going forward, which should result in improved gold recovery.

WASSA OPERATIONS

	For the three months ended
	March 31,
	2012	2011
WASSA/HBB OPERATING RESULTS
Ore mined (t)	682,730	703,056
Waste mined (t)	4,445,212	4,114,991
Ore and heap leach materials processed (t)	681,520	723,770
Grade processed (g/t)	1.74	2.33
Recovery (%)	93.9	95.2
Gold sales (oz)	36,483	53,332

Total cash cost ($/oz)	1,084	799
Royalties ($/oz)	85	42
Cash operating cost ($/oz)	999	757
THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011
Wassa's first quarter 2012 mining activities were focused on the Father Brown pit at Hwini-Butre and on various pits at Wassa. Mining was completed at Wassa's SAK I pit and at Benso in February. The Benso mining operation is now on hold until completion of a review of exploration data to evaluate further potential of this mining area. Mining rates at both Wassa and at Father Brown have improved and the ore grade delivered to the Wassa plant is meeting expectations.
Wassa sold 36,483 ounces in the first quarter of 2012, down from 53,332 ounces in the first quarter of 2011. Revenues of $61.4 million were down from $74.0 million in the first quarter of 2011. While Wassa's first quarter 2012 realized gold price was $1,684 per ounce, up from $1,388 per ounce a year earlier, the decrease in ounces sold more than offset the gold price improvement causing the decrease in revenues.
Gold sales were lower than a year earlier on lower processing rates, lower grades and lower gold recovery rates. Wassa processed 42,250 less tonnes of ore during the first quarter of 2012 than it did in the same period of 2011, mainly due to a seven day power outage for scheduled maintenance by the local power authority. During the power outage, Wassa used its own on-site power system to continue processing ore, but power from the on-site system was not adequate to maintain full plant throughput for the full seven days. Fuel purchases for operation of Wassa's on-site power plant added to operating costs in the quarter.
First quarter 2012 ore grades were lower than a year earlier. The drop was caused by completion of mining at the Benso pits in February and a corresponding increase in mining rates at the Wassa pits, where the ore grades are lower than at Benso. The Father Brown pit at Hwini-Butre is now the only active mining operation at HBB. The drop in gold recovery was a function of lower feed grades.
While cash operating costs came down from $40.4 million in the first quarter of 2011 to $36.5 million in the first quarter of 2012, the drop in ounces sold resulted in an increase in cash operating costs to $999 per ounce, as compared to $757 per ounce in the same quarter of 2011.
Various projects are underway in anticipation of the up-coming rainy season to avoid ore feed disruptions experienced during the 2011 rainy seasons when processing wet sticky ore caused processing plant slow-downs. These projects include installation of improved drainage systems around the Wassa plant's ore pads, relocation of the heap leach feed system, profiling of non-refractory ore stockpiles and installation of equipment that will allow fine wet ore to bypass the secondary crusher during rainy periods and go directly to the grinding circuit.
DEVELOPMENT PROJECTS
PRESTEA UNDERGOUND
During the first quarter of 2012, a preliminary economic assessment ("PEA") study was finalized for the West Reef section of the Prestea Underground property south of Bogoso. The PEA targets a mechanized mine development plan which would deliver approximately 1,200 tonnes per day at an average diluted mined grade of approximately 8 grams per tonne, producing approximately 90,000 ounces of gold per year at full production. Economic analysis from the PEA suggests a capital cost of approximately $115 million for completion of the refurbishment of the Central Shaft and existing haulage drives to the West Reef area, upgrading of pumps, compressors and ventilation, development of a decline and raise-bored shaft to 30 Level and initial stope development.

The PEA has delineated an area within the West Reef containing indicated resources of 0.9 million tonnes at an average grade of 18.07 grams per tonne, with contained ounces of 508,000 and Inferred Resources of 0.5 million tonnes at an average grade of 11.58 grams per tonne. Cautionary Note to U.S. Investors Concerning Estimates of Indicated Mineral Resources This section uses the term “Indicated Mineral Resources.” We advise U.S. investors that while those terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them. US investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into Mineral Reserves. Cautionary Note to U.S. Investors Concerning Estimates of Inferred Mineral Resources This section uses the term “Inferred Mineral Resources.” We advise U.S. investors that while this term is recognized and required by NI 43-101, the U.S. Securities and Exchange Commission does not recognize it. “Inferred Mineral Resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of Inferred Mineral Resources will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of Inferred Mineral Resources cannot form the basis of feasibility or other economic studies. U.S. investors are cautioned not to assume that part or all of the Inferred Mineral Resource exists, or is economically or legally mineable.
Test work suggests that the mineralization is non-refractory with a significant portion of the gold expected to be recovered from the gravity circuit at the Bogoso non-refractory processing plant for total gold production of approximately 437,000 ounces over the life of the project.
The PEA assumes access to the West Reef via a decline from surface, with simultaneous decline development from 24 Level (900 meters below surface). The decline would be used for passage of people, materials and equipment into the West Reef area. The PEA incorporates an ore hoisting shaft that would be raise bored from West Reef to surface. We expect to file a PEA that is compliant with Canada's National Instrument 43-101 in early May 2012.
In March 2012, the board of directors authorized management to proceed with a final West Reef feasibility study to be completed by the end of 2012. The permitting application will proceed in parallel with the feasibility study.
BOGOSO TAILINGS RECOVERY PROJECT
Construction continued at Bogoso on our hydraulic tailings recovery system which is designed to feed tailings from a decommissioned Bogoso tailings storage facility directly into the Bogoso non-refractory processing plant. The environmental permit needed for start-up was received in October 2011. While the grade of the tailings material is lower than that of the ores typically treated in the Bogoso non-refractory plant in the past, operating costs are expected to be low since reclaimed tailings can be fed directly into the existing CIL circuit after a minimal amount of processing through the ball mill. Thus, ore processing costs should be lower than for freshly mined ore, resulting in lower overall average costs per ounce at Bogoso. It is expected that this material will be a supplemental feed to the higher grade non-refractory ores mined from Pampe.
PRESTEA SOUTH PROPERTIES
We continue to seek environmental permits required to develop the Prestea South deposits. In 2010, the Ghana EPA requested an update to the Prestea South Project Environmental Impact Statement (“EIS”) and a revised draft EIS was submitted to the EPA in April 2011. Recent design changes to the Prestea South project are being incorporated into a supplemental environmental statement that will be submitted to the EPA, along with a resettlement action plan.
When the environmental permits are obtained, we expect to initiate development at Prestea South deposits, including its 10 kilometer access road. We plan to transport Prestea South oxide ore to Bogoso and process it through the Bogoso non-refractory plant. Prestea South sulfide ore will be processed through the Bogoso refractory plant.
EXPLORATION PROJECTS
We have budgeted approximately $10 million for exploration activities in 2012, much of which will be focused on resource definition at Wassa and further drill testing of the Father Brown underground potential at Hwini-Butre. During the first quarter of 2012, drilling continued to delineate higher grade zones of gold mineralization below the current Wassa pits. Interim resource models incorporating the new higher grade zones have now been completed and we will use these resource estimates to determine whether the deeper mineralization intersected by our recent drilling is economically viable.
Drilling at the Father Brown underground target continued during the first quarter of 2012, confirming the structure at depth and along strike. Further drilling is planned in the second quarter.
West African exploration programs outside of Ghana concentrated on deep auger drilling at our Amelekia concessions in Cote D'Ivoire. The auger drilling programs will continue through the second quarter of 2012 and if auger drilling results are favorable, we expect to follow up later in 2012 with deeper drilling. The Sonfon project in Sierra Leone remains on a care and maintenance basis as we liaise with the government to renew our exploration licenses there. If this issue cannot be resolved through dialog with the current government, legal action may be taken to resolve the licensing issue.
In South America, first quarter exploration efforts continued to focus on the Iriri joint venture in Brazil as well as the transfer of the Saramacca licenses in Suriname to Newmont. In Brazil, field activities concentrated on follow-up soil sampling programs with regional stream sediment programs to resume after the seasonal rains end later in the second quarter. Our current plan is to identify soil geochem anomalies by the end of the 2012, which can become drilling targets in subsequent years.
LIQUIDITY AND CAPITAL RESOURCES
Gold revenues less the mining operations cost components of cost of goods sold as found in Note 15 to the attached financial statements (non-GAAP measure), totaled $30.1 million during the first quarter of 2012, up from $28.0 million in the first quarter of 2011. Portions of the $30.1 million of cash generated in the first quarter of 2012 was used to cover various non-operating cash costs and changes in working capital, bringing cash from operations to $17.9 million for the quarter, as compared to a use of $5.9 million of cash from operations in the first quarter of 2011. The major non-operating uses of cash during the first quarter of 2012 included $4.5 million of cash for corporate general and administrative items, $2.6 million for reclamation projects, $3.0 million for working capital needs and $3.3 million for non-mine-site exploration and property holding costs.
A total of $28.4 million was used in investing activities during the first quarter of 2012, including $12.5 million on mining property exploration and development projects and $12.1 million for the acquisition of new equipment and facilities at the mine sites. Sale of our Burkina Faso assets brought in $6.6 million of cash in the first quarter. Major capital spending items at Bogoso during the first quarter of 2012 included $6.5 million for new haul trucks, $1.3 million for development drilling, $1.8 million for pre-stripping at Pampe and $1.1 million for on-going construction of a water treatment plant. Wassa's major capital projects included $4.6 million for development of a new tailings facility and $2.3 million for development drilling.
Scheduled debt payments on our equipment financing facility and capital leases used $2.2 million of cash, and new borrowings on our equipment financing facility provided $7.0 million of cash. The new borrowing covers five new haul trucks and a loader.
The mines provided sufficient cash to meet all of our operating and non-operating needs during the first quarter of 2012, as well as covering investment and financing needs. During the first quarter of 2012, all of our cash was held as cash or was invested in funds that held only U.S. treasury notes and bonds.
LIQUIDITY OUTLOOK
We expect to spend up to $95 million on capital projects at Bogoso/Prestea and Wassa/HBB during 2012, of which $24.6 million was spent in the first quarter. In addition, we expect to spend approximately $9 million on rehabilitation projects at Bogoso/Prestea and Wassa/HBB, of which $2.6 million was spent in the first quarter. The major planned capital projects in 2012 include a new tailings storage facility at Wassa, a water treatment plant at Bogoso, new mining equipment, additional mine development drilling and upgrades to the Bogoso refractory plant.
We plan to use approximately $7 million of cash for payments on the equipment financing loans and we expect to draw approximately $8 million on new equipment loans in 2012 to replace mining equipment. During 2012, we expect to pay $1 million of interest on our equipment financing facility, and $5 million of interest payments on the convertible debentures.
As of March 31, 2012, the Company had a negative working capital position of $27.0 million, which includes cash of $103.8 million and a current liability of $123.8 million for our convertible debentures (face value of $125.0 million) due in November 2012. If the debentures are not refinanced, the liability must be met by either (i) payment in cash or (ii) payment in common shares or a combination of shares and cash, based on (a) a share issue value which is 95% of the weighted average trading price of our common shares on the NYSE Amex stock exchange for the 20 consecutive trading days ending five days preceding the maturity date and (b) a maximum share issuance of 46.7 million shares. If the value of the 46.7 million shares is less than $125.0 million, we would be required to pay cash, in addition to the shares issued, in an amount equal to the difference between the aggregate value of the shares issued and the $125.0 million.
As of March 31, 2012 we had $17.1 million of borrowing capacity under our $40.0 million equipment financing credit facility. Our revolving credit facility expired on April 1, 2012, per terms of the original loan agreement.
We expect that our 2012 operating cash flow, along with cash on hand at March 31, 2012, and the equipment financing facility, will be sufficient to cover capital, operating and debt needs during 2012. However, since our operating cash flows are sensitive to fluctuations in gold price, a prolonged down turn in gold price could adversely affect our ability to generate sufficient cash flow from operations to meet all of our needs during 2012.
LOOKING AHEAD
Our main objectives for the remainder of 2012 include:

•	improve plant reliability and throughput at the Bogoso refractory processing plant

•	improved gold recovery rates at the Bogoso non-refractory processing plant;

•	completion of the Bogoso tailings recovery project;

•	achieve reductions in operating costs throughout the organization;

•	continue exploration drilling at the Wassa mining lease to follow up on the 2011 drilling results;

•	complete Prestea Underground feasibility study; and

•	re-evaluation of all mining plans and equipment needs for continued longer term profitable operation.
We are estimating a 2012 Bogoso/Prestea gold production of 210,000 to 225,000 ounces at an average cash operating cost of $1,100 to $1,180 per ounce. We expect Wassa to produce approximately140,000 to 145,000 ounces during 2012 at an average cash operating cost of $950 to $985 per ounce, with combined total production of approximately 350,000 to 370,000 ounces at an average cash operating cost of $1,040 to $1,100 per ounce. Our estimate for second quarter production 83,000 to 87,000 ounces.
As more fully disclosed in the Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.
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
We note a continuing trend toward increasing environmental requirements, and greater corporate social responsibility expectations in stakeholder communities and from the regulatory authorities in Ghana. This includes requirements for more permits, analysis, data gathering, and community hearings and negotiations than have been required typically in the past for both routine operational needs and for new development projects. The trend to longer lead times in obtaining environmental permits has reached a point where we are no longer able to estimate permitting times for our planning purposes. The increases in permitting requirements could affect our environmental management activities, including but not limited to, tailings storage facilities and water management projects at our mines.
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
RELATED PARTY TRANSACTIONS
We obtained legal services from a legal firm to which one of our board members is of Counsel. The total value of all services purchased from this law firm during the first quarters of 2012 and 2011 was $0.2 million and $0.2 million, respectively. Our board member did not personally perform any legal services for us during the period nor did he benefit directly or indirectly from payments for the services performed by the firm.
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
Ore stockpiles: Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by physical surveys or by estimating the number of tonnes of ore added and removed from the stockpile during a period. The number of recoverable ounces of gold in stockpiles is based on assay data and the gold recovery rate expected when the ore is processed. Stockpile values include mining and mine maintenances costs incurred in bringing the ore to the stockpile, and also a share of direct overhead and applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and are removed at the average cost per tonne of the total stockpile. Stockpiles are reduced as material is removed and fed to the processing plant. A 10% adjustment to the volume of the stockpile, based on typical stockpile tonnage, would change the carrying value of the stockpile inventory by approximately $0.5 million to $1.0 million.
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
Amortization: Capital expenditures for mining properties, mine development and certain property plant and equipment items, are amortized using a units-of-production method over Proven and Probable Mineral Reserve ounces of gold. Capital expenditures that benefit an entire mining property, such as the cost of building an administrative facility, are amortized over all ounces contained on the property. Capital expenditures that benefit only a specific asset such as the pre-production stripping costs of a pit, are amortized over only the ounces located in the associated pit. Reserve estimates, which serve as the denominator in units of production amortization calculations, involve the exercise of subjective judgment and are based on numerous assumptions about future operating costs, future gold prices, continuity of mineralization, future gold recovery rates, spatial configuration of gold deposits, and other factors that may prove to be incorrect. A 10% adjustment in estimated total December 31, 2012, reserves at Wassa and at Bogoso/Prestea could result in an approximately $7.0 million to $9.0 million annual change in amortization expense.
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
Asset retirement obligation and reclamation expenditures: Accounting for future reclamation obligations requires management to make estimates, at each mine site, of future reclamation and closure costs. In many cases a majority of such costs are incurred at the end of a mine's life which can be several years in the future. Such estimates are subject to changes in mine plans, reclamation requirements, inflation rates and technology. As a result, future reclamation and closure costs are difficult to estimate. Our estimates of future reclamation and closing cost are reviewed frequently and are adjusted as needed to reflect new information about the timing and expected future costs of our environmental disturbances. Based upon our current situation, we estimate that a 10% increase in total future reclamation and closure cash costs would result in an approximately $2.0 million increase in our asset retirement obligations.
ACCOUNTING DEVELOPMENTS
See Note 3 to the financial statements attached to this “Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations” for a discussion of Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements.
OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.
OUTSTANDING SHARE DATA
This “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes information available to May 8, 2012. As of May 8, 2012, we had outstanding 258,861,961 common shares, options to acquire 12,230,238 common shares, and convertible notes which are convertible into 25,000,000 common shares.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our debt, changes in foreign currency exchange rates and commodity price fluctuations.
Interest Rate Risk
Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Our convertible senior unsecured debentures and the outstanding loans under our equipment financing facility bear interest at a fixed rate and are not subject to gains or losses in interest rate. Our revolving credit facility has a variable interest rate of the higher of the applicable lender's cost of funds (capped at 1.25% per annum above LIBOR) and LIBOR plus a margin of 5%. As of March 31, 2012, there was a nil balance outstanding on this facility. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.
Foreign Currency Exchange Rate Risk
Currency risk is risk that the fair value of future cash flows will fluctuate because of changes in foreign currency exchange rates. In addition, the value of cash and cash equivalents and other financial assets and liabilities denominated in foreign currencies can fluctuates with changes in currency exchange rates.
Since our revenues are denominated in U.S. dollars and our operating units transact much of their business in U.S. dollars, we are typically not subject to significant impacts from currency fluctuations. Even thus, certain purchases of labor, operating supplies and capital assets are denominated in Ghana cedis, euros, British pounds, Australian dollars and South African rand. To accommodate these purchases, we maintain operating cash accounts in non-US dollar currencies and appreciation of these non-US dollar currencies against the U.S. dollar results in a foreign currency gain and a decrease in non-U.S. dollar currencies results in a loss. In the past we have entered into forward purchase contracts for South African rand, euros and other currencies to hedge expected purchase costs of capital assets. During 2011 and 2010 we had no currency related derivatives. At March 31, 2012, and December 31, 2011 we held $11.9 million and $16.3 million, respectively, of foreign currency.
Commodity Price Risk
Gold is our primary product and, as a result, changes in the price of gold significantly affect our results of operations and cash flows. Based on our expected gold production in 2012, a $10 per ounce change in gold price would result in approximately a $3.5 million change in our sales revenues and operating cash flows. To reduce gold price volatility, we have at various times entered into gold price derivatives. At December 31, 2011, and December 31, 2010, we did not hold any gold price derivatives and thus, there were no financial instruments subject to gold price risk at those dates. We held gold price derivatives at various times during 2010 and 2011. Information on these gold price derivatives can be found in Note 5 of our financial statements.
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
Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Our credit risk is primarily associated with liquid financial assets and derivatives. We limit exposure to credit risk on liquid financial assets by holding our cash, cash equivalents, restricted cash and deposits at highly-rated financial institutions and during 2011, all of our excess cash was invested in funds that hold only U.S. treasury bills. We mitigate the credit risks of our derivatives by entering into derivative contracts with only high quality counter parties. Risks associated with gold trade receivables is considered minimal as we sell gold to a credit-worthy buyer who settles promptly within two days of receipt of gold bullion.

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
Based on the earlier dismissed claims brought by the same plaintiff, and on comprehensive court-approved settlements that were reached among the plaintiff and our wholly-owned subsidiary St. Jude Resources Ltd. and other related parties before the Ghanaian Court of Appeal in February 2006 with respect to title to the Hwini-Butre gold property, we believe this present action, as commenced before a lower court in the Ghana court hierarchy, and within the same Ghanaian jurisdiction is without merit and will not be successful. During the third quarter of 2011, we prepared a defense to this claim and filed it with the Ghana court on October 5, 2011, and we continue to wait for the court's initial consideration of this case.
Genser Legal Action - In March 2012, Genser Power Ghana Limited ("plaintiff"), a Ghana registered company, commenced an action in the High Court of Justice, Commercial Division ("the Court"), in Accra Ghana, against our subsidiary Golden Star (Bogoso/Prestea) Limited. The plaintiff is challenging our ownership of an electric power generating plant that the plaintiff constructed and subsequently operated on our behalf at our Bogoso mine site for the past two years.
The construction/operations contract required us to make periodic payments to the plaintiff over the first two years of operations totaling $7.1 million, after which we earned the right to own the plant for no additional consideration. All such payments were made by us and the payments are not disputed.
The plaintiff claims, however, that although all contractual payments were made as required by the specified contract, we failed to provide notice of our intent to take ownership of the plant prior to the date as specified in the contract and as a result, we forfeited our right to ownership of the plant. We dispute the plaintiff's interpretation of the notice date, believing it to be later than the plaintiff alleges. Furthermore, we believe that we clearly communicated to the plaintiff our intent to take ownership of the plant prior to the required date.
The plaintiff' claims that ownership of the plant remains with them and they have announced their intent to remove the power plant from our mine site unless we agree to make an additional payment of $10.0 million. The plaintiff is also seeking damages of $1.4 million and costs.
The Company has disputed the plaintiff's right to bring legal action in Ghana on the basis that the contract provides for dispute resolution to be dealt with by arbitration in Paris, France. On May 4, 2012 the Court granted our petition to refer this dispute to international arbitration at the ICC in Paris, France. We have not accrued a provision for this action.

ITEM 1A.	RISK FACTORS
The risk factors for the quarter ended March 31, 2012, are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable
ITEM 5. OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned

GOLDEN STAR RESOURCES LTD. Registrant

By:	/s/ Thomas G. Mair
Thomas G. Mair
President and Chief Executive Officer

Date: May 9, 2012

By:	/s/ Roger Palmer
Roger Palmer
Vice President and Chief Financial Officer

Date: May 9, 2012