Form 10-Q
period 2012-06-30
GOLDEN STAR RESOURCES LTD
filed 2012-08-09
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding as at August 7, 2012: 258,861,960

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
STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
This Form 10-Q contains "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and within the meaning of applicable Canadian securities law, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions (including negative and grammatical variations) tend to identify forward-looking statements.
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
These statements include comments regarding: anticipated attainment of gold production rates; cash operating costs generally; gold sales; gold recovery rates; ore processing; permitting; geological, environmental, community and engineering studies; the timing for the completion of the final West Reef feasibility study; receipt of environmental management plan approvals by the Ghana Environmental Protection Agency (“EPA”); changes in the tax regime in Ghana; exploration efforts, activities and costs; ore grades; our anticipated investing and exploration spending during 2012; identification of acquisition and growth opportunities; our expectations regarding Pampe non-refractory ore, the Bogoso tailings and the Bogoso non-refractory plant; retention of earnings from our operations; gold production and cash operating cost estimates for 2012; expected operational cash flow during 2012; our objectives for 2012; expected debt payments during 2012; our plans for repayment of the 4% debentures; and sources of and adequacy of liquidity to meet capital and other needs in 2012 and beyond.
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
•inaccuracies in Mineral Reserves and non-reserve estimates;
•changes in interest and currency exchange rates;
•timing and amount of gold production;
•unanticipated variations in ore grade, tonnes mined and crushed ore processed;
•unanticipated gold recovery or production problems;
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
•potential losses from future hedging activities; and
•additional risk due to increased use of mining contractors.
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

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of U.S. dollars except shares and per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
REVENUE
Gold revenues	$136,313	$109,807	$267,333	$226,313
Cost of sales (Note 15)	116,870	102,525	234,015	210,276
Mine operating margin	19,443	7,282	33,318	16,037
Exploration expense	827	1,569	2,091	2,148
General and administrative expense	4,718	7,252	11,485	14,354
Derivative mark-to-market loss (Note 5)	—	2,430	162	6,679
(Gain)/loss on fair value of convertible debentures (Note 4)	1,145	(6,107)	2,037	(24,292)
Property holding costs	1,336	1,689	3,410	4,363
Foreign exchange loss	1,019	462	1,880	719
Interest expense	3,723	2,112	6,496	4,470
Interest and other income	(129)	(63)	(268)	(102)
Loss on sale of assets	(76)	—	(61)	—
(Gain)/loss on sale of investments (Note 13)	25	2	(22,360)	2
Loss on extinguishment of debt (Note 11)	582	—	582	—
Income/(loss) before income tax	6,273	(2,064)	27,864	7,696
Income tax expense (Note 12)	(2,931)	(3,801)	(15,462)	(8,106)
Net income/(loss)	$3,342	$(5,865)	$12,402	$(410)
Net income/(loss) attributable to noncontrolling interest	859	(817)	805	(1,290)
Net income/(loss) attributable to Golden Star shareholders	$2,483	$(5,048)	$11,597	$880

Net income/(loss) per share attributable to Golden Star shareholders
Basic (Note 17)	$0.010	$(0.020)	$0.045	$0.003
Diluted (Note 17)	$0.010	$(0.020)	$0.045	$0.003
Weighted average shares outstanding (millions)	258.8	258.6	258.8	258.6
Weighted average shares outstanding-diluted (millions)	258.9	258.6	258.8	259.2

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(Stated in thousands of U.S. dollars except shares and per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
OTHER COMPREHENSIVE INCOME/(LOSS)
Net income/(loss)	$3,342	$(5,865)	$12,402	$(410)
Unrealized (loss)/gain on investments net of deferred taxes (Note 7)	(4,785)	(424)	(8,950)	(339)
Comprehensive income/(loss)	$(1,443)	$(6,289)	$3,452	$(749)
Comprehensive income/(loss) attributable to noncontrolling interest	$859	$(817)	$805	$(1,290)
Comprehensive income/(loss) attributable to Golden Star shareholders	(2,302)	(5,472)	2,647	541

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of U.S. dollars except shares issued and outstanding)
(unaudited)

	As of	As of
	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105,729	$103,644
Accounts receivable	11,041	10,077
Inventories (Note 6)	88,109	74,297
Deposits	7,517	6,474
Prepaids and other	2,167	2,048
Total Current Assets	214,563	196,540
RESTRICTED CASH	1,273	1,273
PROPERTY, PLANT AND EQUIPMENT (Note 8)	255,910	252,131
INTANGIBLE ASSETS	4,212	5,266
MINING PROPERTIES (Note 9)	259,350	270,157
AVAILABLE FOR SALE INVESTMENTS (Note 4 and 7)	9,565	1,416
OTHER ASSETS	—	895
Total Assets	$744,873	$727,678
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$31,485	$40,708
Accrued liabilities	52,791	51,380
Asset retirement obligations (Note 10)	8,256	8,996
Current tax liability (Note 12)	—	197
Current debt (Note 11)	57,476	128,459
Total Current Liabilities	150,008	229,740
LONG TERM DEBT (Note 11)	87,326	10,759
ASSET RETIREMENT OBLIGATIONS (Note 10)	22,610	24,884
DEFERRED TAX LIABILITY (Note 12)	39,455	23,993
Total Liabilities	$299,399	$289,376
COMMITMENTS AND CONTINGENCIES (Note 13)	—	—
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 258,861,960 at June 30, 2012; 258,669,487 at December 31, 2011 (Note 14)	$694,341	$693,899
CONTRIBUTED SURPLUS	23,093	19,815
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	(6,972)	1,978
DEFICIT	(264,515)	(276,112)
Total Golden Star Equity	445,947	439,580
NONCONTROLLING INTEREST	(473)	(1,278)
Total Equity	445,474	438,302
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$744,873	$727,678

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of U.S. dollars)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
OPERATING ACTIVITIES:
Net income	$3,342	$(5,865)	$12,402	$(410)
Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	25,175	15,274	44,224	36,492
Amortization of loan acquisition costs	—	318	895	672
Loss/(gain) on sale of investments	25	—	(22,360)	—
Loss on extinguishment of debt	582	—	582	—
Gain/(loss) on sale of assets	(76)	2	(61)	2
Non-cash employee compensation	1,125	879	3,704	2,220
Deferred income tax expense	2,931	3,040	15,462	6,347
Fair value of derivatives loss	—	930	162	5,179
Fair value loss/(gain) on convertible debt	1,145	(6,107)	2,037	(24,292)
Accretion of asset retirement obligations	705	2,183	1,408	3,116
Reclamation expenditures	(1,847)	(7,945)	(4,422)	(11,828)
	33,107	2,709	54,033	17,498
Changes in non-cash working capital:
Accounts receivable	1,005	(1,779)	(964)	(2,804)
Inventories	(8,492)	(15)	(10,504)	(421)
Deposits	591	245	(714)	(700)
Accounts payable and accrued liabilities	(8,546)	(2,185)	(5,528)	(18,799)
Other	(95)	(425)	(869)	(2,089)
Net cash provided by/(used in) operating activities	17,570	(1,450)	35,454	(7,315)
INVESTING ACTIVITIES:
Expenditures on mining properties	(7,326)	(9,191)	(19,863)	(18,031)
Expenditures on property, plant and equipment	(7,492)	(9,951)	(19,620)	(19,863)
Change in accounts payable and deposits on mine equipment and material	1,007	(4,077)	(2,689)	(3,184)
Cash used for equity investments	—	—	(938)	—
Proceeds from sale of assets (Note 7)	80	—	6,685	—
Net cash used in investing activities	(13,731)	(23,219)	(36,425)	(41,078)
FINANCING ACTIVITIES:
Principal payments on debt	(2,271)	(2,573)	(4,421)	(5,338)
Proceeds from debt agreements and equipment financing	350	3,470	7,386	3,470
Exercise of options	—	—	91	—
Other	—	26	—	158
Net cash provided by/(used in) financing activities	(1,921)	923	3,056	(1,710)
Increase/(decrease) in cash and cash equivalents	1,918	(23,746)	2,085	(50,103)
Cash and cash equivalents, beginning of period	103,811	151,661	103,644	178,018
Cash and cash equivalents, end of period	$105,729	$127,915	$105,729	$127,915

(See Note 20 for supplemental cash flow information)
The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All currency amounts in tables and text are in thousands of U.S. Dollars unless noted otherwise)

1. NATURE OF OPERATIONS
Through our 90% owned subsidiary Golden Star (Bogoso/Prestea) Ltd (“GSBPL”) we own and operate the Bogoso/Prestea gold mining and processing operation (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. Through our 90% owned subsidiary Golden Star (Wassa) Ltd (“GSWL”) we also own and operate the Wassa gold mine (“Wassa”), located approximately 35 kilometers east of Bogoso/Prestea. Wassa mines ore from pits near the Wassa plant and also processes ore mined at our Hwini-Butre (“HBB”) property located south of Wassa. We hold interests in several gold exploration projects in Ghana and elsewhere in West Africa including Sierra Lone, Niger and Côte d'Ivoire, and in South America we hold and manage exploration properties in Brazil.
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
The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, as filed on Form 10-K with the United States Securities and Exchange Commission (the "SEC").
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
4. FINANCIAL INSTRUMENTS
The following tables illustrate the classification of the Company's financial instruments within the fair value hierarchy as of June 30, 2012. The three levels of the fair value hierarchy are:
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
Level 3 - Inputs that are not based on observable market data.

	Financial assets measured at fair value as at
	June 30, 2012
	Level 1	Level 2	Level 3	Total
Available for sale investments	$9,565	$—	$—	$9,565
	$9,565	$—	$—	$9,565

Available for sale investments in Level 1 are based on the quoted market price for the equity investment. It is possible that some of these investments could be sold in large blocks at a future date via a negotiated agreement and such agreements may include a discount from the quoted price.

	Financial liabilities measured at fair value as at
	June 30, 2012
	Level 1	Level 2	Level 3	Total
4% Convertible debentures	$50,301	$—	$—	$50,301
5% Convertible debentures	74,003	—	—	74,003
	$124,304	$—	$—	$124,304

Both the 4% and 5% Convertible Senior Unsecured Debentures are recorded at fair value. The Debentures are valued based on recent observable trading of the Debentures. The 4% Debenture's $50.3 million fair value includes $0.2 million of accrued interest as of June 30, 2012, and the 5% Debenture's $74.0 million fair value includes $0.3 million of accrued interest as of June 30, 2012.

	Financial assets measured at fair value as at
	December 31, 2011
	Level 1	Level 2	Level 3	Total
Available for sale investments	$1,416	$—	$—	$1,416
Warrants	—	555	—	555
	$1,416	$555	$—	$1,971

	Financial liabilities measured at fair value as at
	December 31, 2011
	Level 1	Level 2	Level 3	Total
4% Convertible debentures	$121,625	$—	$—	$121,625
	$121,625	$—	$—	$121,625

During the six months ended June 30, 2012, an unrealized loss of $2.0 million (2011: gain of $24.3 million) was recorded in the Statement of Operations relating to the change in fair value of the Convertible Debentures.
5. DERIVATIVE GAINS AND LOSSES
The derivative mark-to-market (gains)/losses recorded in the Statement of Operations are comprised of the following amounts:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Riverstone Resources, Inc. - warrants	$—	$315	$162	$41
Gold price derivatives	—	2,115	—	6,638
Derivative (gain)/loss	$—	$2,430	$162	$6,679

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Realized (gain)/loss	$—	$1,499	$(393)	$1,499
Unrealized (gain)/loss	—	931	555	5,180
Derivative (gain)/loss	$—	$2,430	$162	$6,679

RIVERSTONE RESOURCES INC. - WARRANTS
In the first quarter of 2008, we received two million warrants from Riverstone Resources Inc. (“Riverstone”) as partial payment for the right to earn an ownership interest in our exploration projects in Burkina Faso. These warrants were exercisable through January 2012 at Cdn$0.45. In January 2012, the Riverstone warrants were exercised.
GOLD PRICE DERIVATIVES
In January 2011, we entered into a series of put and call contracts covering 76,800 ounces of future gold production between February and December 2011. The contracts were spread evenly in each week over this period and structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,457 per ounce. In early February 2011, we entered into a second set of put and call contracts covering 75,200 ounces of future gold production between February and December 2011. The contracts were spread evenly in each week during this period and structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,503 per ounce. As of June 30, 2012, there were no outstanding gold price contracts.
6. INVENTORIES

	As of	As of
	June 30,	December 31,
	2012	2011
Stockpiled ore	$29,557	$16,773
In-process	10,716	8,912
Materials and supplies	47,836	48,612
Finished goods	—	—
Total	$88,109	$74,297
There were approximately 59,000 and 48,000 recoverable ounces of gold in the ore stockpile inventories shown above at June 30, 2012, and December 31, 2011, respectively. Stockpile inventories are short-term surge piles expected to be processed within the next 12 months. A total of $0.2 million and $1.4 million of material and supply inventories were written off in 2012 and 2011 respectively, due to obsolescence and counts. $0.1 million and $1.7 million of net realizable value adjustments were recorded at Bogoso in 2012 and 2011 respectively. The net realizable value adjustments in 2012 are related to the non-refractory plant in process inventory.
7. AVAILABLE FOR SALE INVESTMENTS
The following table presents changes in available for sale investments in the first six months of 2012 and the full year 2011:

	As of June 30, 2012		As of December 31, 2011
	Riverstone		Riverstone
	Fair Value	Shares	Fair Value	Shares
Balance at beginning of period	$1,416	2,000,000	$928	1,300,000
Acquisitions	17,117	23,676,301	469	700,000
Dispositions	(18)	(25,000)	—	—
OCI - unrealized gain/(loss)	(8,950)	—	19	—
Balance at end of period	$9,565	25,651,301	$1,416	2,000,000

During the first quarter of 2012, we acquired Riverstone shares. The acquisition was accomplished through two transactions. The first was an exercise of the two million warrants at an exercise price Cdn$0.45 for cash consideration of Cdn$0.9 million. The fair value of the shares acquired was $1.3 million. The second transaction was the sale of the Company's Burkina Faso subsidiary to Riverstone. The sale generated $6.6 million of cash plus 21.7 million Riverstone shares. We recognized the shares at their fair value of $15.8 million on February 2, 2012, when the sale was finalized. It is possible that some of these investments could be sold in large blocks at a future date via a negotiated agreement and such agreements may include a discount from the quoted price. The Company currently does not intend to actively trade in its holdings and it is classified as long term.  Subsequent to February 2, 2012, the quoted market price of Riverstone's common stock has decreased, such that for the period ended June 30, 2012, we have recognized through Comprehensive Income a loss of $8.95 million related to our holdings.

8. PROPERTY, PLANT AND EQUIPMENT

	As of June 30, 2012			As of December 31, 2011
	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value	Property, Plant and Equipment at Cost	Accumulated Depreciation	Property, Plant and Equipment Net Book Value
Bogoso/Prestea	$182,294	$(109,972)	$72,322	$179,216	$(109,519)	$69,697
Bogoso refractory plant	193,217	(63,110)	130,107	186,607	(58,873)	127,734
Wassa/HBB	111,635	(58,611)	53,024	106,631	(52,430)	54,201
Corporate & other	1,348	(891)	457	1,378	(879)	499
Total	$488,494	$(232,584)	$255,910	$473,832	$(221,701)	$252,131

There was no interest capitalized in new additions to property, plant and equipment in the periods shown above.
9. MINING PROPERTIES

	As of June 30, 2012			As of December 31, 2011
	Mining Properties	Accumulated Amortization	Mining Properties, Net Book	Mining Properties	Accumulated Amortization	Mining Properties, Net Book
Bogoso/Prestea	$123,290	$(63,049)	$60,241	$119,700	$(60,186)	$59,514
Bogoso refractory	70,309	(37,812)	32,497	70,090	(34,839)	35,251
Mampon	16,095	—	16,095	16,095	—	16,095
Wassa/HBB	328,914	(203,571)	125,343	314,801	(180,486)	134,315
Other	29,595	(4,421)	25,174	27,312	(2,330)	24,982
Total	$568,203	$(308,853)	$259,350	$547,998	$(277,841)	$270,157

There was no interest capitalized in new additions to mining properties in the periods shown above.
10. ASSET RETIREMENT OBLIGATIONS
At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings storage facilities, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. While the majority of these costs will be incurred near the end of the mines' lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These costs are recorded against the asset retirement obligation liability as incurred. At June 30, 2012, and June 30, 2011, the total undiscounted amount of the estimated future cash needs was estimated to be $71.9 million and $76.2 million, respectively. Discount rates used to value the ARO range between 8% and 10%. The schedule of payments required to settle the December 31, 2011, ARO liability extends through 2029.
The changes in the carrying amount of the ARO during the six months ended June 30, 2012, and June 30, 2011, are as follows:

	For the six months ended
	June 30,
	2012	2011
Beginning balance	$33,880	$44,952
Accretion expense	1,408	3,116
Additions and changes in estimates	—	3,748
Cost of reclamation work performed	(4,422)	(11,828)
Balance at June 30	$30,866	$39,988

Current portion	$8,256	$15,459
Long term portion	$22,610	$24,529

11. DEBT

	As of	As of
	June 30,	December 31,
	2012	2011
Current debt:
Equipment financing credit facility	$7,341	$7,036
Capital lease	—	224
4% Convertible debentures	50,135	121,199
Total current debt	$57,476	$128,459
Long term debt:
Equipment financing credit facility	$13,641	$10,759
5% Convertible debentures	73,685	—
Total long term debt	$87,326	$10,759
Schedule of payments on outstanding debt as of June 30, 2012:

	Six Months
Debt	2012	2013	2014	2015	2016	2017	Maturity
Equipment financing loans
principal	$3,999	$6,571	$4,515	$3,567	$1,961	$370	2012 to 2017
interest	658	941	556	288	101	6

4% Convertible debentures
principal	50,490	—	—	—	—	—	November 30, 2012
interest	1,010	—	—	—	—	—

5% Convertible debentures
principal	—	—	—	—	—	77,490	June 1, 2017
interest	1,937	3,875	3,875	3,875	3,875	1,937
Total	$58,094	$11,387	$8,946	$7,730	$5,937	$79,427
EQUIPMENT FINANCING CREDIT FACILITY
GSBPL and GSWL maintain a $40.0 million equipment financing facility with Caterpillar Financial Services Corporation, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or London Interbank Offered Rate (“LIBOR”) plus 2.38%. At June 30, 2012, approximately $19.0 million was available to draw down, compared to $22.2 million at December 31, 2011. The average interest rate on the outstanding loans was approximately 6.7% at June 30, 2012, down marginally from 6.8% at December 31, 2011. Each outstanding equipment loan is secured by the title of the specific equipment purchased with the loan until the loan has been repaid in full.
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
CONVERTIBLE DEBENTURES
As of June 30, 2012, we have two series of convertible debentures outstanding. The first series are 4% Convertible Senior Unsecured Debentures due November 30, 2012 (the "4% Debentures") in the amount of $50.5 million and the second series are

5% Convertible Debentures due June 1, 2017 (the "5% Debentures") in the amount of $77.5 million.
4% Debentures - The 4% Debentures were originally issued in November 2007 in the amount of $125.0 million. On May 31, 2012, we exchanged $74.5 million of these debentures with private holders for $77.5 million leaving $50.5 million of the 4% Debentures outstanding as of June 30, 2012. See details of this transaction below. The remaining outstanding 4% Debentures plus the final payment of accumulated interest are due on November 30, 2012.
The 4% Debentures are, subject to certain limitations, convertible into common shares at a conversion rate of 200 shares per $1,000 principal amount (equal to a conversion price of $5.00 per share) subject to adjustment under certain circumstances. The 4% Debentures are not redeemable at our option.
On maturity, we may, at our option, satisfy our repayment obligation by paying the remaining $50.5 million of outstanding principal amount in cash or, by issuing up to approximately 46.7 million common shares to the 4% Debenture holders. If we settle in shares, we must redeem all, but not less than all of the Debentures, by issuing shares. The value assigned to the shares issued will be based on 95% of the weighted average trading price of our common shares on the NYSE MKT stock exchange for the twenty consecutive trading days ending five trading days preceding the maturity date. If the value assigned to 46.7 million shares is insufficient to cover the entire $50.5 million liability, we would be required to pay cash, in addition to the shares, in an amount that when added to the value of the shares will equal $50.5 million.
Upon the occurrence of certain change in control transactions, the holders of the 4% Debentures may require us to purchase these Debentures for cash at a price equal to 101% of the principal amount plus accrued and unpaid interest. If 10% or more of the fair market value of any such change in control consideration consists of cash, the holders may convert their 4% Debentures and receive a number of additional common shares, determined as set forth in the indenture.
The 4% Debentures are direct senior unsecured indebtedness of Golden Star Resources Ltd., ranking equally and ratably with all our other senior unsecured indebtedness, and senior to all our subordinated indebtedness. None of our subsidiaries has guaranteed the 4% Debentures, and they do not limit the amount of debt that we or our subsidiaries may incur.
5% Debentures - On May 31, 2012, we issued $77.5 million of 5% Convertible Senior Unsecured Debentures due June 1, 2017 (the "5% Debentures") in exchange for $74.5 million of the principal outstanding under our 4% Debentures in privately negotiated transactions with certain holders of the 4% Debentures exempt from the registration requirements of the U.S. Securities Act of 1933, as amended.
The 5% Debentures are governed by the terms of an indenture dated May 31, 2012, by and between the Company and The Bank of New York Mellon, as Indenture Trustee.
Interest on the 5% Debentures is payable semi-annually in arrears on May 31 and November 30 of each year, beginning November 30, 2012, and continuing until maturity. The 5% Debentures are subject to certain limitations, convertible into common shares at a conversion rate of 606.0606 common shares per $1,000 principal amount of the 5% Debentures (equal to an initial conversion price of $1.65 per share), or approximately 25% above the closing price of the Company's common shares on the NYSE MKT on May 17, 2012, the last full trading day prior to entry into the purchase agreement. The 5% Debentures are not be redeemable at our option, except in the event of certain change in control transactions where 90% or more of the outstanding 5% Debentures have accepted a mandatory offer to purchase by us.
On maturity, we may, at our option, satisfy our repayment obligation by paying the principal amount of the 5% Debentures in cash or, subject to certain limitations, by issuing that number of our common shares obtained by dividing the principal amount of the 5% Debentures outstanding by 95% of the weighted average trading price of our common shares on the NYSE MKT for the 20 consecutive trading days ending five trading days preceding the maturity date (the "Current Market Price"). If we elect to repay the principal amount of the 5% Debentures at maturity by issuing common shares, and we are limited under the terms of the indenture from issuing a number of common shares sufficient to fully repay the 5% Debentures outstanding at maturity, we will pay the balance owing in cash, based on the difference between the principal amount of the 5% Debentures outstanding and the value of the common shares (based on the Current Market Price) delivered in repayment of the 5% Debentures.
The 5% Debentures are direct senior unsecured indebtedness of the Company, ranking equally and ratably with all other senior unsecured indebtedness, and senior to all subordinated indebtedness, of the Company. None of our subsidiaries has guaranteed the 5% Debentures, and the 5% Debentures do not limit the amount of debt that the Company or our subsidiaries may incur.
Similar to the 4% Debentures, the 5% Debentures are accounted for at fair value and marked to market each reporting period and the gain/loss on fair value is recorded in the Statement of Operations. The 5% Debentures were initially recorded at the fair value of $74.2 million on their May 31, 2012 issue date, and a loss of $0.6 million on the extinguishment of the 4% Debentures was incurred. The fair value of the 4% Debentures was $73.6 million at the time of the extinguishment.
Financing charges of $2.1 million related to the 5% Debentures are included in interest expense in the Statement of Operations for the quarter ended June 30, 2012.

REVOLVING CREDIT FACILITY
The loan agreement for our $31.5 million revolving credit facility provided that the facility would end on September 30, 2012. The loan agreement further specified that our ability to draw on the facility would expire on April 1, 2012, if there was no outstanding balance as of that date. Since there was no outstanding balance at April 1, 2012 the facility expired on that date.
12. INCOME TAXES
The provision for income taxes includes the following components:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Current expense:
Canada	$—	$—	$—	$—
Foreign	—	(686)	—	(1,684)
Deferred tax expense:
Canada	—	—	—	—
Foreign	(2,931)	(3,115)	(15,462)	(6,422)
Total expense	$(2,931)	$(3,801)	$(15,462)	$(8,106)
The deferred tax expense is related to the change in the temporary difference between book and tax basis at GSWL. In the first quarter of 2012, Ghana implemented a new tax law that raised the statutory rate from 25% to 35%. This increase had a $9.6 million impact on the first quarter 2012 deferred tax expense relating to the temporary difference at GSWL arising from prior periods. The tax expense related to the activity of the first six months of 2012 is $5.9 million. The historical tax losses in Canada are sufficient to offset the taxable gain on the sale of our Burkina Faso subsidiary to Riverstone. No tax expense has been recorded related to this transaction.
The current tax expense in 2011 related to a temporary tax levy on certain Ghanaian industries, including; mining, brewing, banking, communications and insurance. The levy was set at 5% of “profits before tax” as disclosed on the statements of operations. The levy expired at the end of 2011.
13. COMMITMENTS AND CONTINGENCIES
Our commitments and contingencies include the following items:
ENVIRONMENTAL BONDING IN GHANA
The Ghana Environmental Protection Agency ("EPA") requires environmental compliance bonds that provide assurance for environmental remediation at our Bogoso/Prestea and Wassa mining operations. In July 2011, we increased a letter of credit for Wassa/HBB's environmental bonding from $2.85 million to $7.8 million. This brought the total bonded amount, including $0.15 million of cash, from $3.0 million to $7.95 million. In early 2012, the Ghana Environmental Protection Agency raised Wassa/HBB's reclamation bonding requirement to approximately $10.6 million, reflecting increases in on-going mining disturbances. In July 2012, we increased our cash deposit by $0.9 million and our existing letter of credit by $1.7 million to meet the $2.65 million bonding increase.
We have also bonded $9.0 million to cover rehabilitation and closure obligations at Bogoso/Prestea. These bonding requirements have been met by an $8.1 million letter of credit from a commercial bank and a $0.9 million cash deposit held by a Ghanaian bank on behalf of the EPA. The cash deposits are recorded as Restricted Cash on our Consolidated Balance Sheets.
In 2008, Bogoso/Prestea resubmitted an updated draft of an Environmental Management Plan (“EMP”) to the EPA that included an updated estimate of the reclamation and closure costs prepared by a third party consultant. A consultant was commissioned to prepare the reclamation and closure cost estimate and the final EMP was submitted to the EPA in February 2009. Bogoso/Prestea has completed all the legal requirements and is waiting for the environmental certificate. In the mean time, and in compliance with the legal time line for the previous EMP, Bogoso/Prestea prepared a new EMP and submitted it to the EPA in the fourth quarter of 2011. This EMP included a more current estimate of the reclamation and closure costs for Bogoso/Prestea and could result in a need for additional bonding later in 2012.
In recent years, the bonds were provided by the same bank that provided our revolving credit facility. The credit facility expired on April 1, 2012 and the bonds expired on April 30, 2012. The environmental bonds were replaced with new bonds provided by a Ghanaian bank on May 1, 2012 on terms similar to the prior bonds. The Ghanaian bank provided an $8.1 million bond to GSBPL and a $9.6 million bond to GSWL. The new bonds are guaranteed by Golden Star Resources Ltd.
GOVERNMENT OF GHANA'S RIGHTS TO INCREASE ITS PARTICIPATION
Under Act 703, the Government of Ghana has the right to acquire a special share in our Ghanaian subsidiaries at any time for no consideration or such consideration as the Government of Ghana and such subsidiaries might agree, and a pre-emptive right to purchase all gold and other minerals produced by such subsidiaries. A special share carries no voting rights and does not participate in dividends, profits or assets. If the Government of Ghana acquires a special share it may require us to redeem the special share at any time for no consideration or for consideration determined by us. To date, the Government of Ghana has not sought to exercise any of these rights at our properties.

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
Goulagou and Rounga
In October 2007, we entered into an option agreement with Riverstone Resources Inc. (“Riverstone”) whereby Riverstone had the right to acquire our 90% interest in the Goulagou and Rounga properties in Burkina Faso. To exercise the option, Riverstone was required to spend Cdn$4.0 million on exploration programs on the Goulagou and Rounga properties over a four-year period ended in February 2012, and could then purchase our interest for $18.6 million in cash or Riverstone common shares. We were also entitled to receive up to two million shares of Riverstone over the term of the option, all of which were received as of March 31, 2011. In addition, we received a one-time distribution of two million Riverstone common share purchase warrants during 2008. The Riverstone purchase warrants had an exercise price of Cdn$0.45 and were exercised in January 2012. In December 2011, Riverstone notified us of their intent to exercise their option to acquire Goulagou and Rounga in February 2012. The sale of exploration projects was completed in February 2012 upon receipt of $6.6 million of cash and 21.7 million Riverstone common shares valued at $15.8 million on the day of the sale. A gain of $22.4 million was recognized on the completion of this disposition in the Statement of Operations as the underlying properties were written down to a zero carrying value in prior periods. There was no tax expense recorded in connection with this transaction since there are sufficient carried forward tax losses in Canada to offset the gain. Subsequent to the conclusion of this transaction, there was a drop in the Riverstone stock price, and as a result, we recorded an unrealized loss of $7.6 million in the Statement of Comprehensive

Income/Loss. The value of these Riverstone shares is $8.2 million at June 30, 2012.
LEGAL PROCEEDINGS
B.D. Goldfields Action - On July 19, 2011 B.D. Goldfields, Ltd. (“plaintiff”), a Ghanaian registered company, filed suit in the Commercial Division of the High Court of Justice (the "Court") in Accra, Ghana, against Golden Star Resources Ltd. and our subsidiary St. Jude Resources (Ghana) Ltd. The plaintiff challenged the validity of the concession contracts and settlements related to our acquisition in 2006 of the Hwini-Butre gold property in Ghana. In May 2012, the Court ruled in our favor on the basis that in an earlier action, which also challenged our ownership of the Hwini-Butre property, a Court of Appeals in Ghana had ruled that we were the legal owners of the Hwini-Butre mineral rights. Based on the Court of Appeal's ruling, the Court refused further consideration of the B.D. Goldfields action.
Genser Legal Action - In March 2012, Genser Power Ghana Limited ("plaintiff"), a Ghanaian registered company, filed a suit in the High Court of Justice (the "Court"), in Sekondi, Ghana against our subsidiary Golden Star (Bogoso/Prestea) Limited ("GSBPL"). The plaintiff challenged our ownership of an electric power generating plant that the plaintiff had constructed and subsequently operated on our behalf at GSBPL's Bogoso mine site from February 2010 to February 2012.
Per terms of the plant's construction/operations contract, upon completion of construction, GSBPL was to make a series of payments to the plaintiff during the first two years of the plant's operational life and upon completion of such payments, the construction/operations contract required the plaintiff to transfer ownership of the plant to GSBPL for no additional consideration. At the end of the two year operational period, the plaintiff refused to transfer ownership to GSBPL stating that GSBPL's notice of intent to assume ownership was defective.
GSBPL challenged the plaintiff's right to bring legal action in Ghana in this matter because the construction and operations contract provides that any disputes between GSBPL and the plaintiff would be resolved by international arbitration at the ICC in Paris, France. On May 4, 2012 the Court ruled that it would not hear the plaintiff's action since the construction/operations contract provides for international arbitration for all dispute resolutions. To date, we have received no notice of Genser's intent to pursue arbitration.
14. SHARE CAPITAL
Changes in share capital during the six months ended June 30, 2012, are as follows:

	Shares	Amount
Balance at December 31, 2011	258,669,487	$693,899
Common shares issued:
Option exercises	78,333	134
Unclaimed shares forfeited	(50,869)	—
Bonus shares and other	165,009	308
Balance at June 30, 2012	258,861,960	$694,341

We held no treasury shares as of December 31, 2011, and June 30, 2012.
15. COST OF SALES

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Mining operations costs	$98,885	$82,621	$199,734	$171,100
Operations costs to metal inventory	(7,830)	2,231	(11,280)	(459)
Mining related depreciation and amortization	25,110	15,490	44,153	36,519
Accretion of asset retirement obligations	705	2,183	1,408	3,116
Total cost of sales	$116,870	$102,525	$234,015	$210,276
16. STOCK BASED COMPENSATION
Non-cash employee compensation expense recognized in general and administrative expense in the statements of operations, with respect to our non-cash employee compensation plans are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Total stock compensation expense	$1,125	$879	$3,704	$2,220
STOCK OPTIONS
We have one stock option plan, the Third Amended and Restated 1997 Stock Option Plan (the “Plan”) approved by shareholders in May 2010, under which options are granted at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 25,000,000 shares, of which 5,116,646 are available for grant as of June 30, 2012, and the exercise price of each option is not less than the closing price of our shares on the Toronto Stock Exchange on the day prior to the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.
We granted 4,862,000 and 1,918,000 options during the first six months of 2012 and 2011, respectively. We do not receive a tax deduction for the issuance of options. As a result, we do not recognize any income tax benefit related to the stock compensation expense.
The fair value of our option grants are estimated at the grant dates using the Black-Scholes option-pricing model. Fair values of options granted in the first six months of 2012 and 2011 were based on the assumptions noted in the following table:

	For the six months ended June 30,
	2012	2011
Expected volatility	57.11 to 87.50%	66.33 to 69.79%
Risk-free interest rate	0.18 to 0.89%	2.17 to 2.26%
Expected lives	4.1 to 9.5 years	5.6 to 8.5 years
Dividend yield	0%	0%
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
A summary of option activity under the Plan during the six months ended June 30, 2012:

	Options (‘000)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2011	8,539	3.18	7.0	95
Granted	4,862	1.97	6.9	—
Exercised	(78)	1.16	—	81
Forfeited, canceled and expired	(948)	2.90	6.9	—
Outstanding as of June 30, 2012	12,375	2.75	6.6	8

Exercisable as of June 30, 2012	8,046	3.01	6.1	8
Stock Bonus Plan
In December 1992, we established an Employees' Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock, of which 710,854 common shares have been issued as of June 30, 2012. In the first quarter of 2012 165,009 shares were issued in 2012 under the Stock Bonus Plan at a value of $0.3 million. No shares were issued in 2011.
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
During the first six months of 2012, we granted 133,558 DSUs to directors of the Company in payment of fees earned in 2012. These units were immediately vested and a compensation expense of $0.3 million was recognized for these grants. As of June 30, 2012, there was nil unrecognized compensation expense related to DSUs granted under the Company's DSU plan. There were 155,705 DSUs outstanding at June 30, 2012.
Stock Appreciation Rights
During the six months ended June 30, 2012, the Company granted 1,452,526 stock appreciation rights (SARs) that vest after a period of three years. These awards will be settled in cash equal to the Company’s stock price less the strike price on the vesting date. Since these awards are settled in cash, the Company marks-to-market the associated expense for each award at the end of each reporting period. The Company accounts for these as liability awards and marks-to-market the fair value of the award until final settlement.
As of June 30, 2012, there was approximately $1.5 million of total unrecognized compensation cost related to unvested SARs. The Company recognized approximately $0.1 million of compensation expense related to these cash based awards for the six months ended June 30, 2012.
17. EARNINGS PER COMMON SHARE
The following table provides reconciliation between basic and diluted earnings per common share:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income/(loss) attributable to Golden Star shareholders	$2,483	$(5,048)	$11,597	$880

Weighted average number of shares (millions)	258.8	258.6	258.8	258.6
Dilutive securities:
Options (millions)	0.1	—	—	0.6
Convertible debentures	—	—	—	—
Weighted average number of diluted shares (millions)	258.9	258.6	258.8	259.2

Net income/(loss) per share attributable to Golden Star shareholders:
Basic	$0.010	$(0.020)	$0.045	$0.003
Diluted	$0.010	$(0.020)	$0.045	$0.003
Options to purchase 12.4 million and 7.8 million shares of common stock were outstanding at June 30, 2012, and 2011, respectively, but were not included in the computation of diluted weighted average common shares because their effect would not be dilutive. In addition, we had 57.0 million shares related to the Debentures that were not dilutive for either period.

18. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREA

	Africa
As of and for the three months ended June 30	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2012
Revenues	$70,563	$65,750	$—	$—	$—	$136,313
Net income/(loss) attributable to Golden Star	6,690	5,653	(604)	(159)	(9,097)	2,483
Income tax expense	—	(2,931)	—	—	—	(2,931)
Capital expenditure	5,748	9,067	—	—	3	14,818
Total assets	429,103	231,102	1,870	187	82,611	744,873
2011
Revenues	$51,609	$58,198	$—	$—	$—	$109,807
Net income/(loss) attributable to Golden Star	(8,166)	8,374	(675)	(167)	(4,414)	(5,048)
Income tax expense	—	(3,801)	—	—	—	(3,801)
Capital expenditure	12,508	6,456	178	—	—	19,142
Total assets	359,857	247,332	4,255	(253)	105,930	717,121

	Africa
As of and for the six months ended June 30	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2012
Revenues	$140,158	$127,175	$—	$—	$—	$267,333
Net income/(loss) attributable to Golden Star	12,162	6,505	(1,715)	(281)	(5,074)	11,597
Income tax expense	—	(15,462)	—	—	—	(15,462)
Capital expenditure	20,705	18,775	—	—	3	39,483
Total assets	429,103	231,102	1,870	187	82,611	744,873
2011
Revenues	$94,097	$132,216	$—	$—	$—	$226,313
Net income/(loss) attributable to Golden Star	(15,770)	19,015	(1,380)	(264)	(721)	880
Income tax expense	—	(8,106)	—	—	—	(8,106)
Capital expenditure	20,850	16,769	275	—	—	37,894
Total assets	359,857	247,332	4,255	(253)	105,930	717,121
19. RELATED PARTIES
During the first six months of 2012, we obtained legal services from a firm to which one of our board members is of counsel. The cost of services from this firm during the first six months of 2012 and 2011 was $0.5 million and $0.2 million, respectively. Our board member did not personally provide any legal services to the Company during these periods nor did he benefit directly or indirectly from payments for the services performed by the firm.
20. SUPPLEMENTAL CASH FLOW INFORMATION
In the first six months of 2012, $0.2 million was paid for taxes. Cash paid for taxes during the first six months of 2011 was $1.8 million. Cash paid for interest was $5.0 million in the first six months of 2012 and $3.1 million in the first six months of 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Form 10-K for the period ended December 31, 2011, and with the accompanying unaudited consolidated financial statements and related notes for the period ended June 30, 2012. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information available to August 7, 2012. All amounts shown are in thousands of dollars unless noted otherwise. All currency amounts are stated in U.S. dollars unless noted otherwise.
OVERVIEW OF GOLDEN STAR
We are a Canadian federally-incorporated, international gold mining and exploration company producing gold in Ghana, West Africa. We also conduct gold exploration in other countries in West Africa and in South America. Golden Star Resources Ltd. was established under the Canada Business Corporations Act on May 15, 1992. Our principal office is located at 10901 West Toller Drive, Suite 300, Littleton, Colorado 80127, and our registered and records offices are located at 333 Bay Street, Bay Adelaide Centre, Box 20, Toronto, Ontario M5H2T6.
We own controlling interests in several gold properties in southwest Ghana:

•
Through a 90% owned subsidiary, Golden Star (Bogoso/Prestea) Limited (“GSBPL”), we own and operate the Bogoso/Prestea gold mining and processing operations (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. GSBPL operates a gold ore processing facility at Bogoso/Prestea with a capacity of up to 3.5 million tonnes of ore per annum, which uses bio-oxidation technology to treat refractory ore (“Bogoso refractory plant”). In addition, GSBPL has a carbon-in-leach (“CIL”) processing facility located adjacent to the refractory plant, which is suitable for treating non-refractory gold ores (“Bogoso non-refractory plant”) at a rate up to 1.5 million tonnes per annum. Bogoso/Prestea produced and sold 140,504 ounces of gold in 2011 and 170,973 ounces of gold in 2010.

•
Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own and operate the Wassa open-pit gold mine and CIL processing plant (“Wassa”), located approximately 35 kilometers east of Bogoso/Prestea. The design capacity of the CIL processing plant at Wassa (“Wassa processing plant”) is nominally 3.0 million tonnes per annum but varies depending on the ratio of hard to soft ore. GSWL also owns the Hwini-Butre and Benso concessions (“HBB”) in southwest Ghana. Ore from the HBB mines is sent to Wassa for processing. The Hwini-Butre and Benso concessions are located approximately 80 kilometers and 50 kilometers, respectively, south of Wassa along the Company's dedicated haul road. Wassa/HBB produced and sold 160,616 ounces of gold in 2011 and 183,931 ounces of gold in 2010.

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

	For the three months ended
	June 30, 2012
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$36,066	$55,954	$92,020
Royalties	3,292	3,529	6,821
Costs to metals inventory	(1,933)	(5,856)	(7,789)
Mining related depreciation and amortization	17,025	8,090	25,115
Accretion of asset retirement obligations	323	380	703
Cost of sales – GAAP	54,773	62,097	116,870
Less royalties	(3,292)	(3,529)	(6,821)
Less betterment waste stripping costs	—	(6,256)	(6,256)
Less operations-related foreign exchange losses	282	228	510
Less mining related depreciation and amortization	(17,025)	(8,090)	(25,115)
Less accretion of asset retirement obligations	(323)	(380)	(703)
Cash operating cost	$34,415	$44,070	$78,485

Plus royalties	3,292	3,529	6,821
Total cash costs	$37,707	$47,599	$85,306

Ounces sold	41,068	44,115	85,183
Cost per ounce measures ($/oz):
Cash operating cost per ounce	$838	$999	$921
Total cash cost per ounce	$918	$1,079	$1,001

	For the three months ended
	June 30, 2011
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$32,434	$44,626	$77,060
Royalties	2,929	2,352	5,281
Costs from/(to) metals inventory	(1,381)	3,753	2,372
Mining related depreciation and amortization	8,484	7,007	15,491
Accretion of asset retirement obligations	289	2,033	2,322
Cost of sales – GAAP	42,754	59,771	102,525
Less royalties	(2,929)	(2,352)	(5,281)
Less betterment waste stripping costs	—	(1,456)	(1,456)
Less operations-related foreign exchange losses	137	191	328
Less mining related depreciation and amortization	(8,484)	(7,007)	(15,491)
Less accretion of asset retirement obligations	(288)	(2,033)	(2,321)
Cash operating cost	$31,190	$47,114	$78,304

Plus royalties	2,929	2,352	5,281
Total cash costs	$34,119	$49,466	$83,585

Ounces sold	38,463	34,077	72,540
Cost per ounce measures ($/oz):
Cash operating cost per ounce	$811	$1,383	$1,079
Total cash cost per ounce	$887	$1,452	$1,152

	For the six months ended
	June 30, 2012
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$75,264	$111,083	$186,347
Royalties	6,374	7,012	13,386
Costs to metals inventory	(4,873)	(6,407)	(11,280)
Mining related depreciation and amortization	27,917	16,239	44,156
Accretion of asset retirement obligations	645	761	1,406
Cost of sales – GAAP	105,327	128,688	234,015
Less royalties	(6,374)	(7,012)	(13,386)
Less betterment waste stripping costs	—	(10,364)	(10,364)
Less operations-related foreign exchange losses	480	163	643
Less mining related depreciation and amortization	(27,917)	(16,239)	(44,156)
Less accretion of asset retirement obligations	(645)	(761)	(1,406)
Cash operating cost	$70,871	$94,475	$165,346

Plus royalties	6,374	7,012	13,386
Total cash costs	$77,245	$101,487	$178,732

Ounces sold	77,551	85,357	162,908
Cost per ounce measures ($/oz):
Cash operating cost per ounce	$914	$1,107	$1,015
Total cash cost per ounce	$996	$1,189	$1,097

	For the six months ended
	June 30, 2011
	Wassa	Bogoso/Prestea	Combined
Mining operations costs	$72,896	$89,143	$162,039
Royalties	5,165	3,626	8,791
Costs from/(to) metals inventory	(1,520)	1,202	(318)
Mining related depreciation and amortization	23,480	13,030	36,510
Accretion of asset retirement obligations	577	2,678	3,255
Cost of sales – GAAP	100,597	109,679	210,276
Less royalties	(5,165)	(3,626)	(8,791)
Less waste betterment stripping costs	—	(1,456)	(1,456)
Less operations-related foreign exchange losses	172	127	299
Less mining related depreciation and amortization	(23,480)	(13,030)	(36,510)
Less accretion of asset retirement obligations	(577)	(2,678)	(3,255)
Cash operating cost	$71,548	$89,016	$160,564

Plus royalties	5,165	3,626	8,791
Total cash costs	$76,713	$92,642	$169,355

Ounces sold	91,795	64,653	156,448
Cost per ounce measures ($/oz):
Cash operating cost per ounce	$779	$1,377	$1,026
Total cash cost per ounce	$836	$1,433	$1,082

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
We acquired the Bogoso property and began operating its mines and non-refractory processing facility in 1999. In 2001, we acquired the Prestea property located adjacent to the Bogoso property. In late 2002, we acquired Wassa and constructed the Wassa processing plant, which began commercial operation in April 2005. In July 2007, we completed construction and development of the Bogoso refractory plant. In late 2005, we acquired the HBB properties consisting of the Benso and Hwini-Butre properties. Benso began sending ore to the Wassa processing plant in 2008, and in 2009, following its development phase, Hwini-Butre began sending ore to the Wassa processing plant.
Our current focus is to improve operating efficiencies at both operations; to evaluate in detail the opening of Prestea Underground and, to continue broader and deeper drilling at Wassa Main to evaluate the expansion potential for the Wassa operation.
Our longer term objective is to continue the growth of our mining business to become a mid-tier gold producer. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.
In addition to our gold mining and development activities, we actively explore for gold in West Africa and South America, investing approximately $24.4 million in 2011 and we plan to spend approximately $14.0 million in 2012. We are conducting regional reconnaissance projects in Ghana, Cote d'Ivoire and Brazil, and have drilled more advanced targets in Ghana, Niger and Sierra Leone. See Item 2 - “Description of Properties” in our Annual Report on Form 10-K for the year ended December 31, 2011, for additional details on these properties.
TRENDS AND EVENTS IN THE THREE MONTHS ENDED JUNE 30, 2012
RESTART OF THE BOGOSO NON-REFRACTORY PLANT
Ore processing was restarted at our Bogoso non-refractory plant in the first quarter of 2012 following completion of the plant renovation project in late 2011. Feed for the restarted plant came initially from non-refractory stockpiles at Bogoso but, by March 2012 the plant began receiving non-refractory ore from our Pampe mine, where mining was restarted in the third quarter of 2011. Going forward, we expect most of the feed for the Bogoso non-refractory plant to come from Pampe, with minor amounts of supplemental non-refractory ores from the Bogoso pits, and once construction is completed, tailings materials from a decommissioned Bogoso tailings storage facility (see below). It is expected that Pampe non-refractory ores will be less expensive to process than the Bogoso refractory ores. The Bogoso non-refractory plant produced and sold 10,064 ounces of gold in the second quarter of 2012 and 17,003 ounces in the first six months of 2012. See Bogoso's Results of Operations section below for additional detail.
GOLD PRICES
While gold prices have generally trended upward during the last eleven years from a low of $260 per ounce in 2001 to a high of $1,895 per ounce in September 2011, prices have tracked between $1,550 per ounce and $1,750 per ounce for most of the past nine months. Gold prices can fluctuate widely due to several factors such as changes in demand for physical gold, forward selling by gold mining companies, government actions, changes in the value of the U.S. dollar and global mine production rates. We realized an average of $1,600 per ounce for our gold shipments during the second quarter of 2012 and $1,513 per ounce for our gold shipments during the second quarter of 2011.

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
Changes enacted and implemented in the first quarter of 2012 are as follows:
1. Rate Increase: A 10% increase in income tax rates from 25% in 2011 to 35% in the first quarter of 2012 resulted in a one-time increase in our deferred tax liability of approximately $9.6 million as our deferred future income tax liabilities as of December 31, 2011, were increased to reflect the new higher rate.
2. Tax Depreciation Limits: Prior to 2012, a mining company could add 80% of the cost of its annual qualified capital spending to a tax asset pool known as "Capital Allowances", which was immediately available, on an unlimited basis, to reduce taxable income. Once taxable income was reduced to zero in a given year, the remaining balance of the Capital Allowance pool was available for use in subsequent years. Under the new rule, only 20% of a year's capital spending can be added to the Capital Allowance pool, and one fourth of the remaining 80% is added to the pool in each of the subsequent four years. This new rule delays the availability of Capital Allowances and could result in a smaller amount of available Capital Allowance in a given year which could result in a higher taxable income and accelerated cash paid for taxes.
3. Ring Fencing: The Government's new rules disallow the use of expenditures in one mining area as a deduction from revenues in a separate mining area leased by the same company in determining the company's taxable income. While no details have been released for the application of this new rule, the Company expects this to have an immaterial impact on the calculation of tax expense in the current year.
Additional changes announced but not yet enacted:
4. Windfall Profit Tax: The Government of Ghana has stated its intention to implement a 10% windfall profit tax on mining companies. The Government held hearings on this new development during the second quarter of 2012, but has not yet finalized the details of the new tax.
5. Stability Agreement Renegotiations: The Government has established a tax stability renegotiation team that is reviewing the existing tax stability agreements of mining companies operating in Ghana. While our subsidiaries do not have tax stability agreements, it is not clear if the tax stability renegotiation team will also review the Deeds of Warranty which specify certain tax agreements for our properties.
EXPIRY OF REVOLVING CREDIT FACILITY
The loan agreement for our $31.5 million revolving credit facility provided that the facility would end on September 30, 2012. The loan agreement further specified that our ability to draw on the facility would expire on April 1, 2012, if there was no outstanding balance as of this date. Since there was no outstanding balance at April 1, 2012, the facility expired on that date.
SALE OF BURKINA FASO EXPLORATION PROPERTIES
In December 2011, Riverstone Resources notified us, per terms of a 2007 exploration earn-in agreement, of their intent to exercise their purchase option for our Goulagou and Rounga exploration properties in Burkina Faso. The sale of these exploration projects was completed in February 2012 upon receipt of $6.6 million of cash and 21.7 million Riverstone common shares valued at $15.8 million on the day of the sale. A gain of $22.4 million was recognized on the completion of this disposition in the Statement of Operations. The underlying properties' carrying value were written down to zero in prior periods. Since the sale of this property in February 2012, the price of Riverstone's shares has fallen from $0.73 per share to

$0.38 per share as at June 30, 2012. As a result we recorded an unrealized loss of $7.6 million in the Statement of Comprehensive Income/Loss, the value of these Riverstone shares is $8.2 million at June 30, 2012.

CONVERTIBLE DEBENTURES
On May 31, 2012, we issued $77.5 million of 5% Convertible Senior Unsecured Debentures due June 1, 2017 (the "5% Debentures") in exchange for an aggregate of $74.5 million of the principal amount outstanding of our 4% Convertible Senior Unsecured Debentures due November 30, 2012, (the "4% Debentures"), by way of privately negotiated transactions with certain holders of the 4% Debentures. We incurred a $0.6 million loss on the extinguishment of the 4% Debentures. As a result an aggregate of approximately $50.5 million principal amount of 4% Debentures remained outstanding as of May 31, 2012. We currently expect to repay the $50.5 million of outstanding 4% Debentures in cash at their maturity. See Note 11 to the accompanying financial statements and also the Liquidity Outlook section below for additional details of this transaction.
PRESTEA UNDERGROUND - WEST REEF
In early May 2012, we completed a preliminary economic assessment ("PEA") of the West Reef area of the Prestea Underground located near our Bogoso mining operation in Ghana. Based on the results of this study, the Company's Board of Directors has asked for a full feasibility study to be prepared to better define the economic potential of this underground property. See "Prestea Underground" in the Development Projects section of this Form 10-Q for additional details of the study.
CONSOLIDATED RESULTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
SUMMARY OF CONSOLIDATED FINANCIAL RESULTS
Bogoso/Prestea gold sold (oz)	44,115	34,077	85,357	64,653
Wassa/HBB gold sold (oz)	41,068	38,463	77,551	91,795
Total gold sold (oz)	85,183	72,540	162,908	156,448

Average realized price ($/oz)	1,600	1,513	1,641	1,447
Cash Operating cost - combined ($/oz)	921	1,079	1,015	1,026
Gold revenues ($ in thousands)	136,313	109,807	267,333	226,313
Cash flow provided by/(used in) operations ($ in thousands)	17,570	(1,450)	35,454	(7,315)
Cash flow provided by/(used in) operations per share ($)	0.072	(0.006)	0.137	(0.028)
Net income/(loss) attributable to Golden Star ($ in thousands)	2,483	(5,048)	11,597	880
Net income/(loss) per share – basic ($)	0.010	(0.020)	0.045	0.003
THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011
Results for the three months ended June 30, 2012, include net income attributable to Golden Star shareholders of $2.5 million or $0.010 per share, compared with a net loss of $5.0 million or $(0.020) per share in the same period of 2011. A $12.2 million increase in mine operating margin as compared to the second quarter of 2011 was the major factor responsible for the earnings improvement. Higher gold sales and higher gold prices as compared to a year earlier were the major factors contributing to the improvement in mine operating margin. Mining operations costs were higher than in the same period of 2011, but the increase in revenues more than offset the cost increases.
Our mines sold 85,183 ounces in the second quarter of 2012, up from 72,540 ounces sold in the same quarter of 2011, and our average realized gold price increased to $1,600 per ounce, up 6% from $1,513 per ounce in the second quarter of 2011. The combination of higher gold sales and higher gold prices yielded revenues of $136.3 million in the second quarter of 2012, up from $109.8 million in the same period in 2011.
Second quarter 2012 cost of sales was $116.9 million, up from $102.5 million in the same period of 2011. The major factors contributing to the increased cost of sales were the operating costs of the Bogoso non-refractory mining and processing operations which came on line in the first quarter of 2012 and higher depreciation and amortization resulting from the increase in ounces sold. See operational discussions below for more details on operational results.
There were no derivative losses in the second quarter of 2012. The Riverstone warrants held earlier in 2012 were exercised for Riverstone common shares in the first quarter of 2012. Most of the $2.4 million derivative loss in the second quarter of 2011 was related to losses on the fair value of outstanding gold price forward contracts, all of which expired by December 31, 2011.
The $1.1 million second quarter 2012 fair value loss adjustment for the 4% Debentures was based on recent observed market transaction pricing of the 4% Debentures. In comparison, the $6.1 million gain on the fair value of the conversion feature of the 4% Debentures in the second quarter of 2011 was in response to declining prices for our common shares during the period.
We recognized a $0.6 million loss on extinguishment of debt upon the refinancing of $74.5 million of our 4% Debentures on May 31, 2012. The loss represents the difference between the fair value of the new 5% Debentures issued in exchange for $74.5 million of the 4% Debentures and the fair value of the 4% Debentures retired. Financing charges of $2.1 million related to this transaction is included in interest expense for the quarter ended June 30, 2012
General and administrative costs were down $2.5 million from the second quarter of 2011. The majority of the decrease is related to a one time-corporate advisory consulting project during 2011. Transaction costs of refinancing the convertible debentures during the second quarter of 2012 added $2.1 million to interest expense. Depreciation charges for the second quarter of 2012 were up by $9.6 million from the same period in 2011 due to the impact of higher gold sales on units of production amortization costs.
SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011
Results for the six months ended June 30, 2012 include net income attributable to Golden Star shareholders of $11.6 million or $0.045 per share, compared with net income of $0.9 million or $0.003 per share in the same period of 2011. Gold sales totaled 162,908 ounces in the first six months of 2012, up from 156,448 ounces sold in the first six months of 2011 and our average realized gold price rose to $1,641 per ounce, up 13% from $1,447 per ounce in the first six months of 2011.
A $17.3 million increase in mine operating margins from higher gold sales and improved gold prices were the major factors contributing to the operating margin improvement. While revenues were higher than a year earlier, mining operations costs were higher than in the same period of 2011, but the increase in revenues more than offset the cost increases. Cost of sales was $234.0 million in the first half of 2012, up from $210.3 million in the same period of 2011. The major factors contributing to the increase, as compared to the first half of 2011, were the operating costs of the Bogoso non-refractory mining and processing operations which came online in the first quarter of 2012, and higher depreciation and amortization resulting from the increase in ounces sold.
Consolidated cash operating costs were $165.3 million in the first half of 2012, up from $160.5 million in the first half of 2011. Among the major factors causing the increase in cash operating costs versus the same period of 2011 was the start-up of the Bogoso non-refractory processing plant in the first quarter of 2012. A decrease in refractory waste tonnes mined at Bogoso partially offset the cost increase. Our cash operating costs, as calculated in the Non-GAAP Financial Measure section above, exclude $10.4 million of betterment waste stripping costs at the Chujah and Pampe pits at Bogoso during the first half of 2012. An additional $11.3 million of mining costs were added to in-process ore stockpile inventories during the first half of 2012.
Depreciation charges for the first half of 2012 were up by $7.6 million from the same period in 2011 due to the impact of Bogoso's higher gold sales on units of production amortization costs. General and administrative costs were down $2.9 million from the first half of 2011. The majority of the decrease is related to a one time-corporate advisory consulting project in early 2011. The decline in derivative losses is related to the expiry of all of our 2011 gold price forward contracts at December 31, 2011, and thus there were no gains or losses from this source in 2012.
The $24.3 million gain on change in fair value of our 4% Debentures in the first half of 2011 was caused by declining share prices for our common shares during the first half of 2011 which reduced the value of the option component of the 4% Debentures which in turn caused a decrease in the fair value of the Debenture liability. The $2.0 million loss recorded in the first half of 2012 reflects the value of recent market trades of the Debentures. Given the relatively short remaining life of the 4% Debentures and the recent trends in our common share price, the current fair value is now largely a reflection of the present value of the remaining interest and principal payments.
The $22.4 million gain on the sale of investments in the first half of 2012 came from the sale of our exploration properties in Burkina Faso in February 2012, when Riverstone Resources exercised its rights under a 2007 earn-in agreement to purchase all of our exploration properties in Burkina Faso. The sale of these exploration projects was completed in February 2012 upon the receipt of $6.6 million of cash and 21.7 million Riverstone common shares valued at $15.8 million. Subsequent to the conclusion of this transaction there was a drop in the Riverstone stock price and, as a result, we recorded an unrealized loss of $7.6 million in the Statement of Comprehensive Income/Loss. The value of these Riverstone shares was $8.2 million at June 30, 2012.
In the first quarter of 2012, Ghana passed new tax laws that raised the statutory income tax rate from 25% to 35%. This change had a one-time $9.6 million impact on the first quarter 2012 deferred tax expense relating to the temporary difference at GSWL arising from prior periods. The deferred tax expense related to current activity in the first half of 2012 was $5.9 million. Transaction costs of refinancing the convertible debentures added $2.1 million to interest expense.

BOGOSO/PRESTEA OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
BOGOSO/PRESTEA OPERATING RESULTS
Ore mined refractory (t)	604,596	607,814	1,374,268	1,302,571
Ore mined non-refractory (t)	244,627	6,887	385,197	7,074
Total ore mined (t)	849,223	614,701	1,759,465	1,309,645
Waste mined (t)	5,013,827	5,392,767	12,255,752	9,481,987
Refractory ore processed (t)	570,450	604,088	1,181,676	1,325,316
Refractory ore grade (g/t)	2.60	2.31	2.57	2.40
Gold recovery – refractory ore (%)	71.3	66.0	72.3	63.2
Non-refractory ore processed (t)	201,912	—	374,927	—
Non-refractory ore grade (g/t)	2.71	—	2.68	—
Gold recovery - non-refractory ore (%)	62.2	—	55.3	—
Gold sold refractory (oz)	34,051	34,077	68,354	64,653
Gold sold non-refractory (oz)	10,064	—	17,003	—
Gold sales (oz)	44,115	34,077	85,357	64,653

Total cash cost ($/oz)	1,079	1,452	1,189	1,433
Royalties ($/oz)	80	69	82	56
Cash operating cost ($/oz)	999	1,383	1,107	1,377
THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011
Bogoso/Prestea's second quarter 2012 revenues totaled $70.6 million, up $19.0 million from $51.6 million in the second quarter of 2011. The increase in revenues was the result of an increase in the number of ounces sold and higher gold prices as compared to the second quarter of 2011. Total gold sold increased to 44,115 ounces in the second quarter of 2012, up from 34,077 ounces in the same period of 2011, and the realized gold price averaged $1,600 per ounce in the second quarter of 2012, up from $1,514 per ounce a year earlier.
While the refractory plant at Bogoso sold essentially the same number of ounces in the second quarter 2012 as it did in the second quarter of 2011, start-up of the Bogoso non-refractory plant in the first quarter of 2012 accounted for the 10,038 ounce increase in Bogoso's gold output in the quarter. The non-refractory plant was not in service in the second quarter of 2011 and thus contributed no production in that period, however the non-refractory plant added 10,064 ounces to sales in the second quarter of 2012.
The refractory plant processed less tonnes of ore during the second quarter of 2012 than it did in the second quarter of 2011, but higher feed grade and improved recovery rates offset the lower tonnes to yield 34,051 ounces, approximately the same as a year earlier. Total tonnes of ore mined in the second quarter of 2012 were higher than in the same period of 2011, with all of the increase coming from the Pampe non-refractory pit where mining was initiated in the third quarter of 2011.
The refractory ore mining rates in excess of processing rates and recent processing plant disruptions caused by power outages and scheduled and unscheduled plant maintenance have resulted in a substantial increase in the refractory ore stockpile at the Bogoso refractory plant. While the ore stockpile should be large enough to provide a reliable source of plant feed during the rainy season, it is now sufficiently large enough to allow a temporary reduction in refractory ore mining rates at Bogoso over the next few months.
An effort is now underway to resolve the various refractory plant operational issues responsible for lower refractory plant throughput in recent periods. Good progress has been made on achieving a quicker start-up of the stand-by power generator at Bogoso in response to frequent electric power interruptions in the Ghana grid power supply. A faster start-up of the stand-by power plant allows for a quicker re-start of the refractory plant once grid power comes back and also reduces mechanical strain on the refractory plant equipment upon restart of the grid power, thereby helping to control maintenance costs. An accelerated refractory plant maintenance program is also underway to help achieve an increase in plant availability going forward.
The increase in refractory plant disruptions, as discussed above, has caused the drop in tonnes of refractory ore processed, as compared to the second quarter of 2011. The increase in refractory ore grade reflects natural variability in the ore deposits being mined. Higher amounts of fresh refractory ore, as mining progressed deeper into the Bogoso pits, was successful in bringing gold recovery rates up to 71.3% in the second quarter of 2012 from 66.0% in the second quarter of 2011.

Following a three year hiatus, non-refractory ore processing was re-started at the Bogoso non-refractory plant in the first quarter of 2012. One of the ore feeds to this facility is the recently reopened Pampe pit located 18 kilometers west of Bogoso. The Pampe pit was mined in 2007 and 2008, which exposed the upper benches of the pit to weathering. In the first quarter of 2012, there were two slippages along the previously mined upper benches totaling approximately 500,000 cubic meters of rock.
While the slip material is broken rock with relatively low mining costs per tonne, removal of the slip material temporarily increased Pampe's strip ratio and mining costs during the first and second quarter of 2012. We removed most of the slip material by the end of June 2012, with approximately 603,000 tonnes removed in the second quarter of 2012, and now anticipate completing removal of the slip material by mid-third quarter 2012. Afterward, we anticipate lower mining costs as mining rates of ore and waste return to design levels. Given the limited access to Pampe's fresh non-refractory ore during the slip clean up period, the Bogoso non-refractory plant processed mostly non-refractory stockpile and transition ores during the second quarter which typically have gold recovery rates lower than the fresh Pampe ore. With clean-up of the slip material mostly completed, we expect to see increasing amounts of fresh non-refractory ore from the Pampe pit going forward and improvements in gold recovery.
Bogoso's consolidated second quarter 2012 cash operating costs totaled $44.1 million, down from $47.1 million in the second quarter of 2011 (see Non-GAAP Financial Measures section above for details of cash operating costs).
The $7.7 million of mining costs added to stockpile inventory balances in the second quarter of 2012 reflect increases in the tonnages of stockpiled ores during the second quarter at both the refractory and at the non-refractory operations as ore mining rates exceeded processing rates at both operations. Portions of the costs of waste push back programs at the Chujah and Pampe pits which meet the definition of betterment stripping, were treated as capitalized costs in the calculation of Bogoso's cash operating costs per ounce. The inventory increases and betterment stripping deferral more than offset the increase in costs from start up of the non-refractory mining and processing, resulting in lower net cash operating costs than in the second quarter of 2011. Second quarter 2012 mining costs are lower than the first quarter of 2012 as a result of reduced mining activity due to large stockpiles and a lower strip ratio in Chujah Main and Bogoso North. It is expected that the stockpile will be drawn down in the third quarter 2012.
The increase in ounces sold, as compared to the second quarter of 2011, combined with lower cash operating costs, resulted in a drop in cash operating costs per ounce to $999 per ounce, down from $1,383 per ounce a year earlier. The increase in ounces sold also contributed to higher units-of-production amortization expense.
SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011
Bogoso/Prestea's revenues totaled $140.2 million in the first six months of 2012, up $46.1 million from $94.1 million in the first six months of 2011. The increase in revenues was related to a 20,704 ounce increase in the number of ounces sold in the first half of 2012 and to higher gold prices as compared to the same period in 2011. The major factor contributing to the 20,704 increase in ounces sold, as compared to the first half of 2011, was the start-up of the Bogoso non-refractory plant in the first quarter of 2012 and its sales of 17,003 ounces in the first half of 2012. Bogoso's realized gold price averaged $1,642 per ounce in the first half of 2012, up from $1,455 per ounce a year earlier. Bogoso's refractory plant processed less tonnes of ore than in the first half of 2011, but higher feed grade and improved recovery rates more than offset the drop in tonnes processed yielding 68,354 ounces, up 5.7% from 64,653 ounces in the first half of 2011.
The increase in refractory ore tonnes mined, as compared to the first half of 2011 was related to a better ore to waste strip ratio experienced during the first half of 2012. The increase in non-refractory tonnes mined in the first half of 2012, reflects that Bogoso did not initiate non-refractory mining in 2011 until the fourth quarter.
The higher refractory ore mining rates, coupled with recent processing plant disruptions caused by power outages and scheduled and unscheduled plant maintenance, have resulted in an increase in the refractory ore stockpile at the Bogoso refractory plant. While the ore stockpile should be large enough to provide a reliable source of plant feed during the rainy season, it is now sufficiently large enough to allow a temporary reduction in refractory ore mining rates at Bogoso over the next few months.
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
The increase in refractory plant disruptions, as discussed above, caused the drop in tonnes of refractory ore processed, as compared to the first half of 2011. The increase in refractory ore grade reflects natural variability in the ore deposits being mined. Higher amounts of fresh refractory ore, as mining progressed deeper into the Bogoso pits, was successful in bringing gold recovery rates up to 72.3% in the first half of 2012 up from 63.2% in the first half of 2011.

Bogoso's consolidated cash operating costs totaled $94.5 million in the first half of 2012, up from $89.0 million in the first half of 2011. Most of the increase in costs was related to the restart of Bogoso's non-refractory operations in the first quarter of 2012. Increases in the price of fuel, cyanide and labor since the first half of 2011 also contributed to the increase in Bogoso's cash operating expense.
The increase in ounces sold, as compared to the first half of 2011, resulted in a drop in cash operating costs per ounce to $1,107 per ounce, down from $1,377 per ounce a year earlier. The increase in ounces sold also contributed to higher units-of-production amortization expense.
Based on our current 2013 mine planing, it is expected that refractory mining operations at Bogoso will encounter areas in the Chujah and Bogoso North pits that have higher strip ratios and lower grades than those of recent quarters resulting in higher waste mining costs and less ounces from Bogoso's refractory operations. Planned increases in the amount of non-refractory ore mined and processed in 2013 is expected to offset much of the drop in refractory ounces and to partially offset the impact of higher waste mining costs at Bogoso.

WASSA OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
WASSA/HBB OPERATING RESULTS
Ore mined (t)	715,021	576,246	1,379,751	1,279,302
Waste mined (t)	3,818,386	3,491,281	8,263,598	7,606,272
Ore and heap leach materials processed (t)	641,359	665,466	1,322,879	1,389,236
Grade processed (g/t)	2.06	1.93	1.90	2.14
Recovery (%)	94.8	94.1	94.3	94.7
Gold sales (oz)	41,068	38,463	77,551	91,795

Total cash cost ($/oz)	918	887	996	836
Royalties ($/oz)	80	76	82	57
Cash operating cost ($/oz)	838	811	914	779
THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011
Wassa sold 41,068 ounces in the second quarter of 2012, up from 38,463 ounces in the second quarter of 2011, and second quarter 2012 realized gold prices averaged $1,601 per ounce, up from $1,513 per ounce in the second quarter of 2011. The combination of higher unit sales and improved gold prices combined to yield second quarter revenues of $65.7 million, up $7.5 million from $58.2 million in the second quarter of 2011.
While second quarter plant throughput was down slightly from the same period of 2011, higher plant feed grade and improved gold recovery more than compensated resulting in an increase in ounces sold. Second quarter 2012 ore grades were higher than a year earlier mostly due to start-up of mining at the higher grade Father Brown pit at Hwini-Butre in the fourth quarter of 2011. Plant throughput in the second quarter was down 3.6% from a year earlier, reflecting a change in ore blends that included higher amounts of harder rock.
Wassa's cash operating costs totaled $34.4 million in the second quarter of 2012, up from $31.2 million in the second quarter of 2011 Wassa mined 466,000 more tonnes in the second quarter of 2012 than it did in the second quarter of 2011. Capitalization of $3.7 million of pre-strip mining costs at the Father Brown pit in the second quarter of 2011 resulted in a lower cash operating cost in the second quarter of 2011 than in the second quarter of 2012. The benefit of an increase in ounces sold in the second quarter of 2012, as compared to the same period of 2011, was offset by the higher cash operating costs, resulting in higher cash operating costs per ounce.
Various projects are underway to avoid Wassa plant ore feed disruptions similar to the ones experienced during recent rainy seasons when processing wet sticky ore has caused processing plant slow-downs. These projects include installation of improved drainage systems around the Wassa plant's ore pads, relocation of the heap leach feed system, profiling of non-refractory ore stockpiles and installation of equipment that will allow fine wet ore to bypass the secondary crusher during rainy periods and go directly to the grinding circuit. It is expected that these projects will be completed by the third quarter of 2012.
SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011
During the six months ended June 30, 2012, Wassa's mining activities were focused on the Father Brown pit at Hwini-Butre and on the Wassa pits. Mining was completed at Wassa's SAK I and Benso pits in February 2012. The Benso mining operation is now on hold until completion of a review of exploration data to evaluate further potential of this mining area. Mining rates at both Wassa and at Father Brown have improved and the ore grade delivered to the Wassa plant is meeting expectations.
Wassa sold 77,551 ounces in the first half of 2012, down from 91,795 ounces in the first half of 2011. Gold revenues totaled $127.2 million in the first half of 2012, down from $132.2 million in the same period of 2011. While Wassa realized an average gold price of $1,640 per ounce in the first half of 2012, up from $1,440 per ounce a year earlier, the decrease in ounces sold more than offset the gold price improvement causing the decrease in revenues.
First half 2012 gold sales were lower than a year earlier mostly due to lower ore grades and a marginal drop on tonnes processed. The drop in tonnes processed, as compared to the first half of 2011, was due to a change in ore blends that included higher amounts of harder rock and a seven day power outage in the local Ghana power grid in the first quarter of 2012. The grade drop reflects closure of the Benso mine in the first quarter of 2012 and replacement of the Benso ore feed by lower grade Wassa pit ores. Cash operating costs came down to $70.9 million in the first half of 2012 from $71.5 million in the first half of 2011. While total mining operations spending in the first six months of 2012 was $2.4 million higher than in the same period of 2011, Wassa added $4.9 million of mining costs to ore stockpile inventories in the first half of 2012, resulting in a net decrease in first half cash operating costs. Even with the reduction in cash operating costs, the drop in ounces sold during the first half of 2012 resulted in an increase in first half 2012 cash operating costs per ounce to $914 as compared to $779 per ounce in the first half of 2011.
DEVELOPMENT PROJECTS
PRESTEA UNDERGOUND
During the first quarter of 2012, a preliminary economic assessment ("PEA") study was finalized for the West Reef section of the Prestea Underground property south of Bogoso. The PEA targets a mechanized mine development plan which would deliver approximately 1,200 tonnes per day at an average diluted mined grade of approximately 8 grams per tonne, producing approximately 90,000 ounces of gold per year at full production. Economic analysis from the PEA indicates a capital cost of approximately $115 million for completion of the refurbishment of the Central Shaft and existing haulage drives to the West Reef area, upgrading of pumps, compressors and ventilation, development of a decline and raise-bored shaft to 30 Level and initial stope development.
Test work indicates that the mineralization is non-refractory with a significant portion of the gold expected to be recovered from the gravity circuit at the Bogoso non-refractory processing plant for total gold production of approximately 437,000 ounces over the life of the project.
The PEA assumes access to the West Reef via a decline from surface, with simultaneous decline development from 24 Level (900 meters below surface). The decline would be used for passage of people, materials and equipment into the West Reef area. The PEA incorporates an ore hoisting shaft that would be raise-bored from West Reef to surface.
The final PEA was filed on SEDAR in Canada and was furnished to the US Securities and Exchange Commission in early May 2012. The Minerals Resources reported in the PEA are compliant with Canada's National Instrument 43-101. The Board of Directors has authorized management to proceed with a final West Reef feasibility study to be completed by the first quarter of 2013. The environmental permitting will proceed in parallel with the feasibility study. This project has been registered with the Ghana Environmental Protection Agency and the consultant to complete the environmental impact assessment work has been selected.
In the second quarter of 2012, the Board of Directors approved $1.8 million for additional drilling on the West Reef and $4.0 million for mining equipment, permitting and shaft rehabilitation during the second half of 2012.
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
PRESTEA SOUTH PROPERTIES
We continue to seek the environmental permits required to develop the Prestea South deposits. In 2010, the Ghana EPA requested an update to the Prestea South Project Environmental Impact Statement (“EIS”) and a revised draft EIS was submitted to the EPA in April 2011. Recent design changes to the Prestea South project are being incorporated into a supplemental environmental statement that will be submitted to the EPA along with a resettlement action plan, which is currently being updated to incorporate the project changes.
When the environmental permits are obtained, we expect to initiate development at Prestea South deposits, including its 10 kilometer access road. We plan to transport Prestea South oxide ore to Bogoso and process it through the Bogoso non-refractory plant. Prestea South sulfide ore will be processed through the Bogoso refractory plant.
EXPLORATION PROJECTS
Our original 2012 budget included approximately $10 million for exploration activities, including development drilling around our operating mine sites and early-stage projects in Cote d'Ivoire, Sierra Leone and Brazil. The major focus of the 2012 work programs continues to be infill drilling in and around the Wassa and Hwini Butre pits and some limited non-refractory target testing at Bogoso/Prestea.
As previously reported, drilling at Wassa during the first half of 2012 has delineated new zones of gold mineralization below the current Wassa pits. These recent Wassa drill results have been incorporated into our resource and pit optimization models and based on the results of these models, the Board of Directors approved an additional $4.0 million to extend this drilling program through the end of 2012 to further delineate the deeper higher grade intersections found so far. Drilling at the Father Brown underground target south of Wassa continued during the second quarter of 2012, confirming the reef structure at depth and along strike.
Elsewhere in Africa, a deep auger drilling program was completed at our Amelekia concessions in Cote D'Ivoire during the second quarter which defined two geo-chem targets where deeper drilling is planned for the third quarter of 2012. The Sonfon project in Sierra Leone remains on care and maintenance as we continue discussions with the government trying to resolve the ownership issue through dialog rather than international arbitration.
In South America, second quarter exploration efforts continued to focus on the Iriri joint venture in Brazil. The regional stream sediment programs are 90% complete over the 3,400 square kilometer concession area, and we have delineated several targets which will be further tested with regional soil sampling programs. We have assessed the regional stream results received thus far and are currently reviewing the land package to determine which concessions have gold potential and which ones we will return to our joint venture partner Votorantim Metals. We continue to wait for the Suriname government to transfer the Saramacca exploration license to Newmont.
LIQUIDITY AND CAPITAL RESOURCES
Gold revenues less the mining operations cost components of cost of goods sold (non-GAAP measure) totaled $67.6 million during the first half of 2012, up from $55.2 million in the same period of 2011. Portions of the $67.6 million of cash generated in the first half of 2012 were used to cover various non-operating cash costs and changes in working capital, bringing cash from operations to $35.5 million for the six months, as compared to a use of $7.3 million of cash from operations in the first six months of 2011. The major non-operating uses of cash during the first half of 2012 included approximately $8.2 million of cash for corporate general and administrative items, $4.4 million for reclamation projects, $5.0 million for interest payments, $18.6 million for working capital needs and $6.3 million for non-mine-site exploration and property holding costs.
A total of $36.4 million was used in investing activities during the first half of 2012, including $19.9 million on mining property exploration and development projects and $19.6 million for the acquisition of new equipment and facilities at the mine sites. The sale of our Burkina Faso assets generated $6.6 million of cash in February 2012. Major capital spending items at Bogoso during the first half of 2012 included $6.6 million for new haul trucks, $2.0 million for development drilling, $1.8 million for pre-stripping at Pampe, $1.0 million for tailings facilities, $1.4 million for Dumasi development and $2.3 million for on-going construction of a water treatment plant. Wassa's major capital projects include $9.6 million for an upgrade to its current tailings disposal facility and development of a new tailings disposal facility now underway, $1.3 million for two new drill rigs and $4.0 million for development drilling at the Wassa pits and at the Father Brown pit at Hwini-Butre.
Scheduled debt payments on our equipment financing facility and capital leases used $4.4 million of cash in the first half of 2012, and new borrowings on our equipment financing facility provided $7.4 million of cash. The new borrowing covered the purchase of five new haul trucks, a loader and two new drills.
The mines provided sufficient cash to meet all of our operating and non-operating needs during the first half of 2012, as well as our investment and financing needs. During the first half of 2012, all of our cash was held as cash or was invested in funds that held only U.S. treasury notes and bonds.
LIQUIDITY OUTLOOK

We expect to spend between $90 million and $100 million on capital projects at Bogoso/Prestea and Wassa/HBB during 2012, of which $39.5 million was spent in the first half of 2012. In addition, during 2012 we expect to spend approximately $10 million on rehabilitation projects at Bogoso/Prestea and Wassa/HBB, of which $4.4 million was spent in the first half. The major planned capital projects in 2012 for Wassa include development of a new tailings storage facility, new mining equipment, processing plant upgrades and additional exploration drilling at the Wassa and Father Brown pits. At Bogoso, 2012 spending includes completion of a water treatment plant, new mining facilities, equipment for the Prestea Underground, upgrades to the Bogoso refractory plant and development spending at the Dumasi deposit.
We plan to use approximately $8 million of cash for payments on equipment financing loans during 2012, and we expect to draw approximately $8 million on new equipment loans to replace mining equipment. We also expect to pay $1.2 million of interest on our equipment financing facility, and $7.4 million of interest payments on the 4% Debentures and 5% Debentures, and including $2.0 million of financing fees that was paid on the new 5% debentures.
On May 31, 2012, we issued $77.5 million of 5% Debentures due June 1, 2017 in exchange for an aggregate of $74.5 million principal amount of our 4% Debentures due November 30, 2012, by way of privately negotiated transactions with certain holders of our 4% Debentures. After purchasing and canceling $74.5 million of the 4% Debentures, an aggregate of approximately $50.5 million principal amount of 4% Debentures remained outstanding.
We currently expect to repay the $50.5 million of outstanding 4% Debentures in cash at their maturity on November 30, 2012. As an alternative, we have the option to repay the 4% Debentures at maturity in common shares or a combination of shares and cash, based on (a) a share issue value which is 95% of the weighted average trading price of our common shares on the NYSE MKT stock exchange for the 20 consecutive trading days ending five days preceding the maturity date and (b) a maximum share issuance of 46.7 million shares. If the value of 46.7 million shares is less than the $50.5 million principal outstanding, we would be required to pay cash, in addition to the shares issued, in an amount equal to the difference between the aggregate value of the shares issued and $50.5 million.
As of June 30, 2012, we had $19.0 million of borrowing capacity under our $40.0 million equipment financing credit facility. Our revolving credit facility expired on April 1, 2012, per terms of the original loan agreement.
We expect that our 2012 operating cash flow, along with cash on hand at June 30, 2012, and borrowings under the equipment financing facility, will be sufficient to cover capital, operating and debt needs for the next 12 months. However, since our operating cash flows are sensitive to fluctuations in gold price, a prolonged down turn in gold price could adversely affect our ability to generate sufficient cash flow from operations to meet all of our needs during next 12 months.
LOOKING AHEAD
Our main objectives for the remainder of 2012 include:

•	improve plant reliability and throughput at the Bogoso refractory processing plant;

•	improve gold recovery rates at the Bogoso non-refractory processing plant;

•	achieve reductions in operating costs throughout the organization;

•	continue exploration drilling at the Wassa mining lease to follow up on the 2011 drilling results;

•	complete Prestea Underground feasibility study; and

•	re-evaluate all mining plans and equipment needs for longer term profitable operation.
We are estimating Bogoso/Prestea gold production of approximately 188,000 ounces at an average cash operating cost of $1,100 to $1,180 per ounce for 2012. We expect Wassa to produce approximately 150,000 ounces during 2012 at an average cash operating cost of $950 to $985 per ounce, with combined total production of approximately 338,000 ounces at an average cash operating cost of $1,040 to $1,100 per ounce.
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
RELATED PARTY TRANSACTIONS
We obtained legal services from a legal firm to which one of our board members is of Counsel. The total value of all services purchased from this law firm during the first half of 2012 and 2011 was $0.5 million and $0.2 million, respectively. Our board member did not personally perform any legal services for us during the period nor did he benefit directly or indirectly from payments for the services performed by the firm.
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
Decisions to write off, or not to write off all or a portion of the purchase costs of exploration and development properties are based on our judgment as to the actual value of such properties and are therefore subjective in most cases. Certain exploration and development properties have been found to be impaired in the past and were written off in prior years. We continue to retain title to certain exploration properties after impairment write-offs as future events and discoveries may ultimately prove that they have value.
Listed below are the accounting policies and estimates that we believe are critical to our financial statements based on the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.
Ore stockpiles: Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by physical surveys or by estimating the number of tonnes of ore added and removed from the stockpile during a period. The number of recoverable ounces of gold in stockpiles is based on assay data and the gold recovery rate expected when the ore is processed. Stockpile values include mining and mine maintenance costs incurred in bringing the ore to the stockpile, and also a share of direct overhead and applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and are removed at the average cost per tonne of the total stockpile. Stockpiles are reduced as material is removed and fed to the processing plant. A 10% adjustment to the volume of the stockpile, based on typical stockpile tonnage, would change the carrying value of the stockpile inventory by approximately $2.5 million to $3.0 million.
Impairment charges: We periodically review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable from continued operation of the asset. An asset impairment is considered to exist if the sum of all estimated future cash flows, on an undiscounted basis, are less than the carrying value of the long-lived asset. The determination of expected future cash flows requires numerous estimates about the future, including gold prices, operating costs, production levels, gold recovery rates, ore reserves, amounts of recoverable gold and capital expenditures. Based on our assessment, we don't believe that our long lived assets are impaired.
As at June 30, 2012, management determined that impairment indicators existed, and completed an impairment assessment for the Company's long lived assets. The primary impairment indicator was the decline in the Company's share price during the quarter ended June 30, 2012. The assessment of the recoverability of the Company's long lived assets used a forecast undiscounted cash flow model. Key assumptions incorporated in the model included forecast commodity prices, capital and sustaining capital expenditures, operating costs incurred and estimated forecasts, grades and recovery. Management's impairment evaluation did not result in the identification of an impairment loss as of June 30, 2012. Although management believes the estimates applied in these impairment assessments are reasonable, such estimates are subject to significant uncertainties and judgments.
Amortization: Capital expenditures for mining properties, mine development and certain property plant and equipment items, are amortized using a units-of-production method over Proven and Probable Mineral Reserve ounces of gold. Capital expenditures that benefit an entire mining property, such as the cost of building an administrative facility, are amortized over all ounces contained on the property. Capital expenditures that benefit only a specific asset such as the pre-production stripping costs of a pit, are amortized over only the ounces located in the associated pit. Reserve estimates, which serve as the denominator in units of production amortization calculations, involve the exercise of subjective judgment and are based on numerous assumptions about future operating costs, future gold prices, continuity of mineralization, future gold recovery rates, spatial configuration of gold deposits, and other factors that may prove to be incorrect. A 10% change in estimated total reserves at Wassa and at Bogoso/Prestea could result in an approximately $7.0 million to $9.0 million change in annual amortization expense.
Tax assets: Recognition of future tax assets requires an analysis of future taxable income expectations to evaluate the probability of sufficient future taxable income to utilize the accrued tax benefits. Determination of expected future taxable income requires numerous estimates of future variables including but not limited to gold prices, operating costs, gold recovery, ore reserves, gold production, ore grades, administrative costs, tax rates, and potential changes in tax laws.
Asset retirement obligation and reclamation expenditures: Accounting for future reclamation obligations requires management to make estimates at each mine site of future reclamation and closure costs. In many cases, a majority of such costs are incurred at the end of a mine's life which can be several years in the future. Such estimates are subject to changes in mine plans, reclamation requirements, inflation rates and technology. As a result, future reclamation and closure costs are difficult to estimate. Our estimates of future reclamation and closing costs are reviewed frequently and are adjusted as needed to reflect new information about the timing and expected future costs of our environmental disturbances. Based upon our current situation, we estimate that a 10% increase in total future reclamation and closure cash costs would result in an approximately $2.0 million increase in our asset retirement obligations.
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
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements: In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for us in 2012 and was applied prospectively.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements.
OUTSTANDING SHARE DATA
This “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes information available to August 7, 2012. As of August 7, 2012, we had outstanding 258,861,960 common shares, options to acquire 12,566,738 common shares, and convertible notes which are convertible into approximately 57 million common shares.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our debt, changes in foreign currency exchange rates and commodity price fluctuations.
Interest Rate Risk
Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Our 4% Debentures, 5% Debentures and the outstanding loans under our equipment financing facility bear interest at a fixed rate and are not subject to changes in interest payments. We have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.
Foreign Currency Exchange Rate Risk
Currency risk is risk that the fair value of future cash flows will fluctuate because of changes in foreign currency exchange rates. In addition, the value of cash and cash equivalents and other financial assets and liabilities denominated in foreign currencies can fluctuate with changes in currency exchange rates.
Since our revenues are denominated in U.S. dollars and our operating units transact much of their business in U.S. dollars, we are typically not subject to significant impacts from currency fluctuations. Even thus, certain purchases of labor, operating supplies and capital assets are denominated in Ghana cedis, euros, British pounds, Australian dollars and South African rand. To accommodate these purchases, we maintain operating cash accounts in non-US dollar currencies and appreciation of these non-US dollar currencies against the U.S. dollar results in a foreign currency gain and a decrease in non-U.S. dollar currencies results in a loss. In the past, we have entered into forward purchase contracts for South African rand, euros and other currencies to hedge expected purchase costs of capital assets. During 2012 and 2011 we had no currency related derivatives. At June 30, 2012, and December 31, 2011 we held $8.8 million and $16.3 million, respectively, of foreign currency.
Commodity Price Risk
Gold is our primary product and, as a result, changes in the price of gold can significantly affect our results of operations and cash flows. Based on our expected gold production in 2012, a $10 per ounce change in gold price would result in approximately a $3.5 million change in our sales revenues and operating cash flows. To reduce gold price volatility, we have at various times entered into gold price derivatives. During the first six months of 2012, we did not hold any gold price derivatives and thus, there were no financial instruments subject to gold price risk at those dates.
Liquidity Risk
Liquidity risk is the risk that we will encounter difficulty in meeting obligations associated with financial liabilities that are settled by delivering cash or another financial asset. We manage the liquidity risk inherent in these financial obligations by preparing quarterly forecasts and annual long-term budgets which forecast cash needs and expected cash availability to meet future obligations. Typically these obligations are met by cash flows from operations and from cash on hand. Scheduling of capital spending and acquisitions of financial resources may also be employed, as needed and as available, to meet the cash demands of our obligations.
Our ability to repay or refinance our future obligations depends on a number of factors, some of which may be beyond our control. Factors that influence our ability to meet these obligations include general global economic conditions, credit and capital market conditions, results of operations and the price of gold.
Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Our credit risk is primarily associated with liquid financial assets and derivatives. We limit exposure to credit risk on liquid financial assets by holding our cash, cash equivalents, restricted cash and deposits at highly-rated financial institutions. All of our excess cash is invested in funds that hold only U.S. treasury bills. We mitigate the credit risks of our derivatives by entering into derivative contracts with only high quality counter parties. Risks associated with gold trade receivables is considered minimal as we sell gold to a credit-worthy buyer who settles promptly within two days of receipt of gold bullion.

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
B.D. Goldfields Action - On July 19, 2011 B.D. Goldfields, Ltd. (“plaintiff”), a Ghanaian registered company, filed suit in the Commercial Division of the High Court of Justice (the "Court") in Accra, Ghana, against Golden Star Resources Ltd. and our subsidiary St. Jude Resources (Ghana) Ltd. The plaintiff challenged the validity of the concession contracts and settlements related to our acquisition in 2006 of the Hwini-Butre gold property in Ghana. In May 2012, the Court ruled in our favor on the basis that in an earlier action, which also challenged our ownership of the Hwini-Butre property, a Court of Appeals in Ghana had ruled that we were the legal owners of the Hwini-Butre mineral rights. Based on the Court of Appeal's ruling, the Court refused further consideration of the B.D. Goldfields action.
Genser Legal Action - In March 2012, Genser Power Ghana Limited ("plaintiff"), a Ghanaian registered company, filed a suit in the High Court of Justice (the "Court"), in Sekondi, Ghana against our subsidiary Golden Star (Bogoso/Prestea) Limited ("GSBPL"). The plaintiff challenged our ownership of an electric power generating plant that the plaintiff had constructed and subsequently operated on our behalf at GSBPL's Bogoso mine site from February 2010 to February 2012.
Per terms of the plant's construction/operations contract, upon completion of construction, GSBPL was to make a series of payments to the plaintiff during the first two years of the plant's operational life and upon completion of such payments, the construction/operations contract required the plaintiff to transfer ownership of the plant to GSBPL for no additional consideration. At the end of the two year operational period, the plaintiff refused to transfer ownership to GSBPL stating that GSBPL's notice of intent to assume ownership was defective.
GSBPL challenged the plaintiff's right to bring legal action in Ghana in this matter because the construction and operations contract provides that any disputes between GSBPL and the plaintiff would be resolved by international arbitration at the ICC in Paris, France. On May 4, 2012 the Court ruled that it would not hear the plaintiff's action since the construction/operations contract provides for international arbitration for all dispute resolutions. To date, we have received no notice of Genser's intent to pursue arbitration.

ITEM 1A.	RISK FACTORS
The risk factors for the quarter ended June 30, 2012, are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None, other than as previously reported in a Current Report on Form 8-K filed with the United States SEC on May 18, 2012 and May 31, 2012.

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
101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned

GOLDEN STAR RESOURCES LTD. Registrant

By:	/s/ Thomas G. Mair
Thomas G. Mair
President and Chief Executive Officer

Date: August 8, 2012

By:	/s/ Roger Palmer
Roger Palmer
Vice President and Chief Financial Officer

Date: August 8, 2012