Form 10-Q
period 2012-09-30
GOLDEN STAR RESOURCES LTD
filed 2012-11-08
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding as at November 6, 2012: 259,015,970

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
NON-GAAP FINANCIAL MEASURES
In this Form 10-Q, we use the terms “total cash cost per ounce”, “cash operating cost per ounce” and "cash generated before working capital changes" which are considered Non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and applicable Canadian securities law and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. See Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition of these measures as used in this Form 10-Q.
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
These statements include comments regarding: anticipated attainment of gold production rates; cash operating costs generally; gold sales; gold recovery rates; ore processing; permitting; geological, environmental, community and engineering studies; the timing for the completion of the final West Reef feasibility study and future drilling activities at the West Reef; receipt of environmental management plan approvals from the Ghana Environmental Protection Agency (“EPA”); changes in the tax regime and mining laws in Ghana; exploration efforts, activities and costs; development and exploration including the Wassa tailings project, the Wassa drilling program, drilling plans in Cote d'Ivoire and sampling programs on the Iriri joint venture property; ore grades; our anticipated investing and exploration spending through the end of 2012; identification of acquisition and growth opportunities; our expectations regarding Pampe non-refractory ore, the Bogoso tailings and the Bogoso non-refractory plant; retention of earnings from our operations; gold production estimates for the remainder of 2012; expected operational cash flow through the end of 2012; our objectives for 2012 and beyond; expected debt payments during 2012 including repayment of the 4% debentures; and sources of and adequacy of liquidity to meet capital and other needs in 2012 and beyond.
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

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of U.S. dollars except shares and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
REVENUE
Gold revenues	$133,497	$125,880	$400,830	$352,193
Cost of sales (Note 15)	120,899	106,385	354,914	316,661
Mine operating margin	12,598	19,495	45,916	35,532
Exploration expense	583	1,824	2,674	3,972
General and administrative expense	4,606	5,996	16,091	20,350
Derivative mark-to-market loss (Note 5)	—	11,161	162	17,840
Loss/(gain) on fair value of convertible debentures	30,055	2,084	32,092	(22,208)
Property holding costs	1,617	1,778	5,027	6,141
Foreign exchange loss	282	666	2,162	1,385
Interest expense	2,067	2,193	8,563	6,663
Interest and other income	(89)	(61)	(357)	(163)
Gain on sale of assets	(52)	(338)	(113)	(336)
Loss/(gain) on sale of investments	70	—	(22,290)	—
(Gain)/loss on extinguishment of debt (Note 11)	(14)	—	568	—
(Loss)/income before income tax	(26,527)	(5,808)	1,337	1,888
Income tax expense (Note 12)	(4,002)	(3,621)	(19,464)	(11,727)
Net loss	$(30,529)	$(9,429)	$(18,127)	$(9,839)
Net income/(loss) attributable to noncontrolling interest	322	(767)	(483)	523
Net loss attributable to Golden Star shareholders	$(30,207)	$(10,196)	$(18,610)	$(9,316)

Net loss per share attributable to Golden Star shareholders
Basic (Note 17)	$(0.12)	$(0.04)	$(0.07)	$(0.04)
Diluted (Note 17)	$(0.12)	$(0.04)	$(0.07)	$(0.04)
Weighted average shares outstanding (millions)	258.9	258.6	258.8	258.6
Weighted average shares outstanding-diluted (millions)	258.9	258.6	258.8	258.6

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(Stated in thousands of U.S. dollars)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
OTHER COMPREHENSIVE LOSS
Net loss	$(30,529)	$(9,429)	$(18,127)	$(9,839)
Unrealized gain/(loss) on investments net of deferred taxes (Note 7)	8,679	(59)	(271)	280
Comprehensive loss	$(21,850)	$(9,488)	$(18,398)	$(9,559)
Comprehensive income/(loss) attributable to noncontrolling interest	$322	$767	$(483)	$(523)
Comprehensive loss attributable to Golden Star shareholders	(22,172)	(10,255)	(17,915)	(9,036)

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of U.S. dollars except shares issued and outstanding)
(unaudited)

	As of	As of
	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$106,322	$103,644
Accounts receivable	8,113	10,077
Inventories (Note 6)	91,876	74,297
Deposits	8,505	6,474
Available for sale investments (Note 4 and Note 7)	17,817	1,416
Prepaids and other	2,173	2,048
Total Current Assets	234,806	197,956
RESTRICTED CASH	2,028	1,273
PROPERTY, PLANT AND EQUIPMENT (Note 8)	256,338	252,131
INTANGIBLE ASSETS	3,685	5,266
MINING PROPERTIES (Note 9)	252,496	270,157
OTHER ASSETS	—	895
Total Assets	$749,353	$727,678
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$28,829	$40,708
Accrued liabilities	53,981	51,380
Asset retirement obligations (Note 10)	7,886	8,996
Current tax liability (Note 12)	—	197
Current debt (Note 11)	51,270	128,459
Total Current Liabilities	141,966	229,740
LONG TERM DEBT (Note 11)	116,642	10,759
ASSET RETIREMENT OBLIGATIONS (Note 10)	22,716	24,884
DEFERRED TAX LIABILITY (Note 12)	43,457	23,993
Total Liabilities	$324,781	$289,376
COMMITMENTS AND CONTINGENCIES (Note 13)	—	—
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding	—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 258,950,971 at September 30, 2012; 258,669,487 at December 31, 2011 (Note 14)	$694,480	$693,899
CONTRIBUTED SURPLUS	23,903	19,815
ACCUMULATED OTHER COMPREHENSIVE INCOME	1,707	1,978
DEFICIT	(294,722)	(276,112)
Total Golden Star Equity	425,368	439,580
NONCONTROLLING INTEREST	(796)	(1,278)
Total Equity	424,572	438,302
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$749,353	$727,678

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of U.S. dollars)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
OPERATING ACTIVITIES:
Net loss	$(30,529)	$(9,429)	$(18,127)	$(9,839)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	25,541	15,621	69,765	52,113
Amortization of loan acquisition costs	—	321	895	993
Loss/(gain) on sale of investments	70	—	(22,290)	—
(Gain)/loss on extinguishment of debt	(14)	—	568	—
Gain on sale of assets	(52)	(338)	(113)	(336)
Non-cash employee compensation	1,033	564	4,737	2,784
Deferred income tax expense	4,002	2,908	19,464	9,255
Fair value of derivatives loss	—	1,700	162	6,879
Fair value loss/(gain) on convertible debt	30,055	2,084	32,092	(22,208)
Accretion of asset retirement obligations	703	2,184	2,111	5,300
Reclamation expenditures	(967)	(8,416)	(5,389)	(20,244)
Changes in working capital (Note 20)	(5,530)	4,268	(24,109)	(20,545)
Net cash provided by operating activities	24,312	11,467	59,766	4,152
INVESTING ACTIVITIES:
Expenditures on mining properties	(11,079)	(12,211)	(30,942)	(30,242)
Expenditures on property, plant and equipment	(7,996)	(13,678)	(27,616)	(33,541)
Change in accounts payable and deposits on mine equipment and material	2,544	2,499	(145)	(685)
Increase in restricted cash	(755)	—	(755)	—
Cash used for equity investments	—	(1,200)	(938)	(1,200)
Proceeds from sale of investments (Note 7)	399	681	7,084	681
Net cash used in investing activities	(16,887)	(23,909)	(53,312)	(64,987)
FINANCING ACTIVITIES:
Principal payments on debt	(8,055)	(2,622)	(12,476)	(7,960)
Proceeds from debt agreements and equipment financing	1,124	1,391	8,510	4,861
Exercise of options	99	52	190	210
Net cash used in financing activities	(6,832)	(1,179)	(3,776)	(2,889)
Increase/(decrease) in cash and cash equivalents	593	(13,621)	2,678	(63,724)
Cash and cash equivalents, beginning of period	105,729	127,915	103,644	178,018
Cash and cash equivalents, end of period	$106,322	$114,294	$106,322	$114,294

(See Note 20 for supplemental cash flow information)
The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All currency amounts in tables and text are in thousands of U.S. Dollars unless noted otherwise)

1. NATURE OF OPERATIONS
Through our 90% owned subsidiary Golden Star (Bogoso/Prestea) Ltd (“GSBPL”) we own and operate the Bogoso/Prestea gold mining and processing operation (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. Through our 90% owned subsidiary Golden Star (Wassa) Ltd (“GSWL”) we also own and operate the Wassa gold mine (“Wassa”), located approximately 35 kilometers east of Bogoso/Prestea. Wassa mines ore from pits near the Wassa plant and also processes ore mined at our Hwini-Butre (“HBB”) property located south of Wassa. We hold interests in several gold exploration projects in Ghana and other parts of West Africa, and in South America we hold and manage exploration properties in Brazil.
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
3. RECENT ACCOUNTING PRONOUNCEMENTS
RECENTLY ADOPTED STANDARDS
Presentation of Comprehensive Income: In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in the first quarter of fiscal 2012 and was applied retrospectively. Our presentation of comprehensive income complies with this new guidance.
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements: In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for us in 2012 and was applied prospectively. The fair value measurement principles used before the adoption of this standard is consistent with the standard and the disclosures made in the financial statements complies with this new guidance.
4. FINANCIAL INSTRUMENTS
The following tables illustrate the classification of the Company's financial instruments within the fair value hierarchy as of September 30, 2012. The three levels of the fair value hierarchy are:
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
Level 3 - Inputs that are not based on observable market data.

	Financial assets measured at fair value as at
	September 30, 2012
	Level 1	Level 2	Level 3	Total
Available for sale investments	$17,817	$—	$—	$17,817
	$17,817	$—	$—	$17,817

Available for sale investments in Level 1 are based on the quoted market price for the equity investment. It is possible that some of these investments could be sold in large blocks at a future date via a negotiated agreement and such agreements may include a discount from the quoted price.

	Financial liabilities measured at fair value as at
	September 30, 2012
	Level 1	Level 2	Level 3	Total
4% Convertible debentures	$44,415	$—	$—	$44,415
5% Convertible debentures	—	—	105,214	105,214
	$44,415	$—	$105,214	$149,629

Both the 4% and 5% Convertible Senior Unsecured Debentures are recorded at fair value. The 4% Debentures are valued based on recent observable trading of the Debentures. The 4% Debentures $44.4 million fair value includes $0.6 million of accrued interest as of September 30, 2012. The 5% Debentures are valued based on discounted cash flows for the debt component and a Black-Scholes model for the equity component. Inputs used to determine these values were: discount rate of 8.5%, risk free interest rate of 0.63%, volatility of 40% and a remaining life of 4.67 years. The 5% Debentures $105.2 million fair value includes $1.3 million of accrued interest as of September 30, 2012.

Fair value measurements using significant unobservable inputs	Level 3
Balance at December 31, 2011	$—
5% Debentures transferred into Level 3	74,003
Unrealized loss included in loss on fair value of Convertible Debentures in Statement of Operations	31,211
Balance at September 30, 2012	$105,214
It is our policy to transfer fair value measurements if there is an indication that quoted market prices will not be available to value the Debentures. As a result the 5% Debentures was transferred from Level 1 to Level 3 because of a lack of observable market data, resulting from a decrease in market activity of these 5% Debentures.
During the nine months ended September 30, 2012, an unrealized loss of $32.1 million (2011: gain of $22.2 million) was recorded in the Statement of Operations relating to the change in fair value of the Convertible Debentures.

	Financial assets measured at fair value as at
	December 31, 2011
	Level 1	Level 2	Level 3	Total
Available for sale investments	$1,416	$—	$—	$1,416
Warrants	—	555	—	555
	$1,416	$555	$—	$1,971

	Financial liabilities measured at fair value as at
	December 31, 2011
	Level 1	Level 2	Level 3	Total
4% Convertible debentures	$121,625	$—	$—	$121,625
	$121,625	$—	$—	$121,625

5. DERIVATIVE LOSSES
The derivative mark-to-market losses recorded in the Statement of Operations are comprised of the following amounts:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Riverstone Resources, Inc. - warrants	$—	$25	$162	$67
Gold price derivatives	—	11,136	—	17,773
Derivative loss	$—	$11,161	$162	$17,840

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Realized (gain)/loss	$—	$9,461	$162	$10,960
Unrealized loss	—	1,700	—	6,880
Derivative loss	$—	$11,161	$162	$17,840
RIVERSTONE RESOURCES INC. - WARRANTS
In the first quarter of 2008, we received 2.0 million warrants from Riverstone Resources Inc. (“Riverstone”) as partial payment for the right to earn an ownership interest in our exploration projects in Burkina Faso. These warrants were exercisable through January 2012 at Cdn$0.45, and in January 2012, the Riverstone warrants were exercised.
GOLD PRICE DERIVATIVES
In January 2011, we entered into a series of put and call contracts covering 76,800 ounces of future gold production between February and December 2011. The contracts were spread evenly in each week over this period and structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,457 per ounce. In early February 2011, we entered into a second set of put and call contracts covering 75,200 ounces of future gold production between February and December 2011. The contracts were spread evenly in each week during this period and structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,503 per ounce. As of September 30, 2012, there were no outstanding gold price contracts.
6. INVENTORIES

	As of	As of
	September 30,	December 31,
	2012	2011
Stockpiled ore	$28,993	$16,773
In-process	13,122	8,912
Materials and supplies	46,782	48,612
Finished goods	2,979	—
Total	$91,876	$74,297
There were approximately 54,000 and 48,000 recoverable ounces of gold in the ore stockpile inventories and in-process inventories at September 30, 2012, and December 31, 2011, respectively. Finished goods at September 30, 2012, consisted of 2,461 ounces of unsold gold. Stockpile inventories are short-term surge piles expected to be processed within the next 12 months. A total of $0.6 million and $1.4 million of material and supply inventories were written off in 2012 and 2011 respectively, due to obsolescence and counts. $0.1 million and $1.7 million of net realizable value adjustments were recorded at Bogoso in 2012 and 2011 respectively. The net realizable value adjustments in 2012 and 2011 are related to in-process inventory in the non-refractory plant during the first quarter 2012.

7. AVAILABLE FOR SALE INVESTMENTS
The following table presents changes in available for sale investments in the first nine months of 2012 and the full year 2011:

	As of September 30, 2012		As of December 31, 2011
	Riverstone		Riverstone
	Fair Value	Shares	Fair Value	Shares
Balance at beginning of period	$1,416	2,000,000	$928	1,300,000
Acquisitions	17,117	23,676,301	469	700,000
Dispositions	(445)	(638,700)	—	—
OCI - unrealized (loss)/gain	(271)	—	19	—
Balance at end of period	$17,817	25,037,601	$1,416	2,000,000

During the first quarter of 2012, we acquired Riverstone shares. The acquisition was accomplished through two transactions. The first was an exercise of the two million warrants at an exercise price Cdn$0.45 for cash consideration of Cdn$0.9 million. The fair value of the shares acquired was $1.3 million. The second transaction was the sale of the Company's Burkina Faso subsidiary to Riverstone. The sale generated $6.6 million of cash plus 21.7 million Riverstone shares. We recognized the shares at their fair value of $15.8 million on February 2, 2012, when the sale was finalized. It is possible that some of these investments could be sold in large blocks at a future date via a negotiated agreement and such agreements may include a discount from the quoted price. Subsequent to February 2, 2012, the quoted market price of Riverstone's common stock has decreased, such that for the period ended September 30, 2012, we recognized through Comprehensive Income a loss of $0.3 million related to our holdings.
8. PROPERTY, PLANT AND EQUIPMENT

	As of September 30, 2012			As of December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Bogoso/Prestea	$182,842	$(112,135)	$70,707	$179,216	$(109,519)	$69,697
Bogoso refractory plant	195,152	(64,998)	130,154	186,607	(58,873)	127,734
Wassa/HBB	117,090	(62,051)	55,039	106,631	(52,430)	54,201
Corporate & other	1,346	(908)	438	1,378	(879)	499
Total	$496,430	$(240,092)	$256,338	$473,832	$(221,701)	$252,131

There was no interest capitalized in new additions to property, plant and equipment in the periods shown above.
9. MINING PROPERTIES

	As of September 30, 2012			As of December 31, 2011
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Bogoso/Prestea	$126,469	$(63,836)	$62,633	$119,700	$(60,186)	$59,514
Bogoso refractory plant	70,318	(39,121)	31,197	70,090	(34,839)	35,251
Mampon	16,095	—	16,095	16,095	—	16,095
Wassa/HBB	336,804	(218,103)	118,701	314,801	(180,486)	134,315
Other	29,657	(5,787)	23,870	27,312	(2,330)	24,982
Total	$579,343	$(326,847)	$252,496	$547,998	$(277,841)	$270,157

There was no interest capitalized in new additions to mining properties in the periods shown above.
10. ASSET RETIREMENT OBLIGATIONS
At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition of each component of the liability. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings storage facilities, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. While the majority of these costs will be incurred near the end of the mines' lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These costs are recorded against the asset retirement obligation liability as incurred. At September 30, 2012, and December 31, 2011, the total undiscounted amount of the estimated future cash needs was estimated to be $70.9 million and $76.2 million, respectively. Discount rates used to value the ARO range between 8% and 10%. The schedule of payments required to settle the December 31, 2011 ARO liability extends through 2029.
The changes in the carrying amount of the ARO during the nine months ended September 30, 2012, and September 30, 2011, are as follows:

	For the nine months ended
	September 30,
	2012	2011
Beginning balance	$33,880	$44,952
Accretion expense	2,111	5,300
Additions and changes in estimates	—	3,748
Cost of reclamation work performed	(5,389)	(20,244)
Balance at September 30	$30,602	$33,756

Current portion	$7,886	$11,445
Long term portion	$22,716	$22,311
11. DEBT

	As of	As of
	September 30,	December 31,
	2012	2011
Current debt:
Equipment financing credit facility	$7,448	$7,036
Capital lease	—	224
4% Convertible debentures	43,822	121,199
Total current debt	$51,270	$128,459
Long term debt:
Equipment financing credit facility	$12,723	$10,759
5% Convertible debentures	103,919	—
Total long term debt	$116,642	$10,759
Schedule of payments on outstanding debt as of September 30, 2012:

	Three Months
Debt	2012	2013	2014	2015	2016	2017	Maturity
Equipment financing loans
principal	$2,160	$6,774	$4,732	$3,798	$2,208	$499	2012 to 2017
interest	330	1,003	604	322	120	9

4% Convertible debentures
principal	44,360	—	—	—	—	—	November 30, 2012
interest	890	—	—	—	—	—

5% Convertible debentures
principal	—	—	—	—	—	77,490	June 1, 2017
interest	1,937	3,875	3,875	3,875	3,875	1,937
Total	$49,677	$11,652	$9,211	$7,995	$6,203	$79,935
EQUIPMENT FINANCING CREDIT FACILITY
GSBPL and GSWL maintain a $40.0 million equipment financing facility with Caterpillar Financial Services Corporation, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or London Interbank Offered Rate (“LIBOR”) plus 2.38%. At September 30, 2012, approximately $19.0 million was available to draw down, compared to $22.2 million at December 31, 2011. The average interest rate on the outstanding loans was approximately 6.7% at September 30, 2012, down marginally from 6.8% at December 31, 2011. Each outstanding equipment loan is secured by the title of the specific equipment purchased with the loan until the loan has been repaid in full.
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
CONVERTIBLE DEBENTURES
As of September 30, 2012, we have two series of convertible debentures outstanding. The first series are 4% Convertible Senior Unsecured Debentures due November 30, 2012, (the "4% Debentures") in the amount of $44.4 million and the second series are 5% Convertible Debentures due June 1, 2017, (the "5% Debentures") in the amount of $77.5 million.
Both the 4% and 5% Debentures are accounted for at fair value and marked to market each reporting period and the corresponding gain/loss on fair value is recorded in the Statement of Operations.
4% Debentures - The 4% Debentures were issued in November 2007 in the amount of $125.0 million. On May 31, 2012, we exchanged $74.5 million of these debentures with private holders for $77.5 million of 5% Debentures. See details of this transaction in the "5% Debentures" section below. The remaining 4% Debentures are, subject to certain limitations, convertible into common shares at a conversion rate of 200 shares per $1,000 principal amount (equal to a conversion price of $5.00 per share) subject to adjustment under certain circumstances. The 4% Debentures are not redeemable at our option.
On September 14, 2012, we redeemed $6.1 million of the remaining 4% Debentures by way of a privately negotiated transaction. After purchasing and canceling the $6.1 million of the 4% Debentures, $44.4 million principal amount remains outstanding at September 30, 2012. The remaining outstanding 4% Debentures, plus the final payment of accumulated interest, are expected to be settled in cash on November 30, 2012.
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
The fair value of the 4% Debentures are based on recent observable trading of the debentures. At September 30, 2012, the fair value of the 4% Debentures was $43.8 million and the face value of the debentures was $44.4 million.
5% Debentures - The 5% Debentures were issued on May 31, 2012, in the amount of $77.5 million, in exchange for $74.5 million of the principal outstanding under our 4% Debentures in privately negotiated transactions with certain holders of the 4% Debentures exempt from the registration requirements of the U.S. Securities Act of 1933, as amended.
The 5% Debentures are governed by the terms of an indenture dated May 31, 2012, by and between the Company and The Bank of New York Mellon, as Indenture Trustee.
Interest on the 5% Debentures is payable semi-annually in arrears on May 31 and November 30 of each year, beginning November 30, 2012, and continuing until maturity on June 1, 2017. The 5% Debentures are, subject to certain limitations, convertible into common shares at a conversion rate of 606.0606 common shares per $1,000 principal amount of the 5% Debentures (equal to an initial conversion price of $1.65 per share), or approximately 25% above the closing price of the Company's common shares on the NYSE MKT on May 17, 2012, the last full trading day prior to entry into the purchase agreement. The 5% Debentures are not redeemable at our option, except in the event of certain change in control transactions where 90% or more of the outstanding 5% Debentures have accepted a mandatory offer from us to purchase them.
On maturity, we may, at our option, satisfy our repayment obligation by paying the principal amount of the 5% Debentures in cash or, subject to certain limitations, by issuing that number of our common shares obtained by dividing the principal amount of the 5% Debentures outstanding by 95% of the weighted average trading price of our common shares on the NYSE MKT for the 20 consecutive trading days ending five trading days preceding the maturity date (the "Current Market Price"). If we elect to repay the principal amount of the 5% Debentures at maturity by issuing common shares, and we are limited under the terms of the indenture from issuing a number of common shares sufficient to fully repay the 5% Debentures outstanding at maturity, we are required to pay the balance owing in cash, based on the difference between the principal amount of the 5% Debentures outstanding and the value of the common shares (based on the Current Market Price) delivered in repayment of the 5% Debentures.
The 5% Debentures are direct senior unsecured indebtedness of the Company, ranking equally and ratably with all other senior unsecured indebtedness, and senior to all subordinated indebtedness of the Company. None of our subsidiaries has guaranteed the 5% Debentures, and the 5% Debentures do not limit the amount of debt that the Company or our subsidiaries may incur.
The 5% Debentures were initially recorded at the fair value of $74.2 million on their May 31, 2012, issue date, and a loss of $0.6 million on the extinguishment of the 4% Debentures was incurred. The fair value of the 4% Debentures exchanged for 5% Debentures was $73.6 million at the time of the extinguishment.
Financing charges of $2.1 million related to the 5% Debentures are included in interest expense in the Statement of Operations for the nine ended September 30, 2012.
The fair value of the 5% Debentures is based on discounted cash flows for the debt component and a Black-Scholes model for the equity component. Inputs used to determine these values were: discount rate 8.5%, risk free interest rate of 0.63%, volatility of 40% and a remaining life of 4.67 years. The fair value of the 5% Debentures is $103.9 million and the face value of the 5% Debentures is $77.5 million at September 30, 2012.

REVOLVING CREDIT FACILITY
The loan agreement for our $31.5 million revolving credit facility provided that the facility would end on September 30, 2012. The loan agreement further specified that our ability to draw on the facility would expire on April 1, 2012, if there was no outstanding balance as of that date. Since there was no outstanding balance at April 1, 2012, the facility expired on April 1, 2012.

12. INCOME TAXES
The provision for income taxes includes the following components:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Current expense:
Canada	$—	$—	$—	$—
Foreign	—	(788)	—	(2,472)
Deferred tax expense:
Canada	—	—	—	—
Foreign	(4,002)	(2,833)	(19,464)	(9,255)
Total expense	$(4,002)	$(3,621)	$(19,464)	$(11,727)
The deferred tax expense is related to the change in the temporary difference between book and tax basis at GSWL. In the first quarter of 2012, Ghana implemented a new tax law that raised the statutory rate from 25% to 35%. This increase had a $9.6 million impact on the first quarter 2012 deferred tax expense relating to the temporary difference at GSWL arising from prior periods. The tax expense related to the activity of the first nine months of 2012 is $9.9 million. The historical tax losses in Canada are sufficient to offset the taxable gain on the sale of our Burkina Faso subsidiary to Riverstone. No tax expense has been recorded related to this transaction.
The current tax expense in 2011 is related to a temporary tax levy on certain Ghanaian industries, including; mining, brewing, banking, communications and insurance. The levy was set at 5% of “profits before tax” as disclosed on the statements of operations. The levy expired at the end of 2011.
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
In the fourth quarter of 2011, Bogoso/Prestea submitted a draft Environmental Management Plan (“EMP”) to the EPA that included an updated estimate of the reclamation and closure costs. This EMP included a more current estimate of the reclamation and closure costs for Bogoso/Prestea and could result in a need for additional bonding later in 2012.
In recent years, the bonds were provided by the same bank that provided our revolving credit facility. The credit facility expired on April 1, 2012, and the bonds expired on April 30, 2012. The environmental bonds were replaced with new bonds provided by a Ghanaian bank on May 1, 2012, on terms similar to the prior bonds. The Ghanaian bank provided an $8.1 million bond to GSBPL and a $9.6 million bond to GSWL. The new bonds are guaranteed by Golden Star Resources Ltd.
GOVERNMENT OF GHANA'S RIGHTS TO INCREASE ITS PARTICIPATION
Under Act 703, the Government of Ghana has the right to acquire a special share in our Ghanaian subsidiaries at any time for no consideration or such consideration as the Government of Ghana and such subsidiaries might agree, and a pre-emptive right to purchase all gold and other minerals produced by such subsidiaries. A special share carries no voting rights and does not participate in dividends, profits or assets. If the Government of Ghana acquires a special share, it may require us to redeem the special share at any time for no consideration or for consideration determined by us. To date, the Government of Ghana has not sought to exercise any of these rights at our properties.

ROYALTIES
Dunkwa Properties
As part of the acquisition of the Dunkwa properties in 2003, we agreed to pay the seller a net smelter return royalty on future gold production from the Mansiso and Asikuma properties. As per the acquisition agreement, there will be no royalty due on the first 200,000 ounces produced from Mampon which is located on the Asikuma property. The amount of the royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices at or below $300 per ounce and progressively increases to 3.5% for gold prices in excess of $400 per ounce. Since this property is currently undeveloped, we are not required to pay a royalty on this property.
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
LEGAL PROCEEDINGS
None.
14. SHARE CAPITAL
Changes in share capital during the nine months ended September 30, 2012, are as follows:

	Shares	Amount
Balance at December 31, 2011	258,669,487	$693,899
Common shares issued:
Option exercises	138,334	234
Deferred share units exercised	29,010	39
Unclaimed shares forfeited	(50,869)	—
Bonus shares and other	165,009	308
Balance at September 30, 2012	258,950,971	$694,480

We held no treasury shares as of December 31, 2011, or at September 30, 2012.

15. COST OF SALES

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Mining operations costs	$98,686	$87,387	$298,420	$258,487
Operations costs to metal inventory	(4,322)	1,310	(15,602)	851
Mining related depreciation and amortization	25,832	15,504	69,985	52,023
Accretion of asset retirement obligations	703	2,184	2,111	5,300
Total cost of sales	$120,899	$106,385	$354,914	$316,661
16. STOCK BASED COMPENSATION
Non-cash employee compensation expense recognized in general and administrative expense in the statements of operations with respect to our non-cash employee compensation plans are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Total stock compensation expense	$1,033	$564	$4,737	$2,784
STOCK OPTIONS
We have one stock option plan, the Third Amended and Restated 1997 Stock Option Plan (the “Plan”) approved by shareholders in May 2010, under which options are granted at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as is stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 25,000,000 shares, of which 4,939,646 are available for grant as of September 30, 2012. The exercise price of each option is not less than the closing price of our shares on the Toronto Stock Exchange on the day prior to the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.
We granted 5,054,000 and 1,988,000 options during the first nine months of 2012 and 2011 respectively. We do not receive a tax deduction for the issuance of options. As a result, we do not recognize any income tax benefit related to the stock compensation expense.
The fair value of our option grants are estimated at the grant dates using the Black-Scholes option-pricing model. Fair values of options granted in the first nine months of 2012 and 2011 were based on the assumptions noted in the following table:

	For the nine months ended September 30,
	2012	2011
Expected volatility	57.11 to 87.50%	66.33 to 69.79%
Risk-free interest rate	0.36 to 1.91%	1.58 to 2.26%
Expected lives	2.77 to 8.06	5.63 to 8.47
Dividend yield	0%	0%
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

A summary of option activity under the Plan during the nine months ended September 30, 2012:

	Options (‘000)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2011	8,539	3.18	7.0	95
Granted	5,054	1.97	5.9	—
Exercised	(138)	1.36	2.6	101
Forfeited, canceled and expired	(963)	2.89	6.6	—
Outstanding as of September 30, 2012	12,492	2.73	6.4	767

Exercisable as of September 30, 2012	8,057	3.00	5.9	527
Stock Bonus Plan
In December 1992, we established an Employees' Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock, of which 710,854 common shares have been issued as of September 30, 2012. In the first quarter of 2012, 165,009 shares were issued in 2012 under the Stock Bonus Plan at a value of $0.3 million. No shares were issued in 2011.
Deferred Share Units
Our DSU Plan provides for the issue of Deferred Share Units (“DSUs”), each representing the right to receive one share of Golden Star common stock upon redemption. DSUs may be redeemed only upon termination of the holder's services to the Company, and may be subject to vesting provisions. DSU awards are granted at the sole discretion of the Company's compensation committee. The DSU Plan allows directors, at their option, to receive all or any portion of their retainer by accepting DSUs in lieu of cash.
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
During the first nine months of 2012, we granted 296,381 DSUs to directors of the Company in payment of fees earned in 2012. These units were immediately vested and a compensation expense of $0.4 million was recognized for these grants. As of September 30, 2012, there was nil unrecognized compensation expense related to DSUs granted under the Company's DSU plan. There were 289,518 DSUs outstanding at September 30, 2012.
Stock Appreciation Rights
During the nine months ended September 30, 2012, the Company granted 1,543,043 stock appreciation rights (SARs) that vest after a period of three years. These awards will be settled in cash equal to the Company’s stock price less the strike price on the vesting date. Since these awards are settled in cash, the Company marks-to-market the associated expense for each award at the end of each reporting period. The Company accounts for these as liability awards and marks-to-market the fair value of the award until final settlement.
As of September 30, 2012, there was approximately $1.5 million of total unrecognized compensation cost related to unvested SARs. The Company recognized approximately $0.3 million of compensation expense related to these cash based awards for the nine months ended September 30, 2012.

17. EARNINGS PER COMMON SHARE
The following table provides reconciliation between basic and diluted earnings per common share:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net loss attributable to Golden Star shareholders	$(30,207)	$(10,196)	$(18,610)	$(9,316)

Weighted average number of shares (millions)	258.9	258.6	258.8	258.6
Dilutive securities:
Options	—	—	—	—
Deferred stock units	—	—	—	—
Convertible debentures	—	—	—	—
Weighted average number of diluted shares (millions)	258.9	258.6	258.8	258.6

Net loss per share attributable to Golden Star shareholders:
Basic	$(0.12)	$(0.04)	$(0.07)	$(0.04)
Diluted	$(0.12)	$(0.04)	$(0.07)	$(0.04)
Options to purchase 12.5 million and 7.8 million shares of common stock were outstanding at September 30, 2012, and 2011, respectively, but were not included in the computation of diluted weighted average common shares because their effect would not be dilutive. Deferred Stock Units totaling 0.4 million and zero shares of common stock were outstanding at September 30, 2012 and 2011, respectively, but were not included in the computation of diluted weighted average common shares because their effect would not be dilutive. In addition, we had 39.3 million and 25.0 million shares of common stock potentially outstanding at September 30, 2012 and 2011, respectively, related to the convertible debentures that were not dilutive.
18. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREA

	Africa
As of and for the three months ended September 30	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2012
Revenues	$65,775	$67,722	$—	$—	$—	$133,497
Net income/(loss) attributable to Golden Star	(1,750)	7,406	(481)	(119)	(35,263)	(30,207)
Income tax expense	—	(4,002)	—	—	—	(4,002)
Capital expenditures	5,790	13,285	—	—	—	19,075
Total assets	427,482	221,915	2,386	168	97,402	749,353
2011
Revenues	$68,693	$57,187	$—	$—	$—	$125,880
Net income/(loss) attributable to Golden Star	2,881	8,174	(1,039)	(92)	(20,120)	(10,196)
Income tax expense	—	(3,621)	—	—	—	(3,621)
Capital expenditures	9,027	11,638	146	—	—	20,811
Total assets	371,787	253,685	2,532	228	83,560	711,792

	Africa
As of and for the nine months ended September 30	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2012
Revenues	$205,933	$194,897	$—	$—	$—	$400,830
Net income/(loss) attributable to Golden Star	10,412	13,911	(2,196)	(400)	(40,337)	(18,610)
Income tax expense	—	(19,464)	—	—	—	(19,464)
Capital expenditures	26,495	32,060	—	—	3	58,558
Total assets	427,482	221,915	2,386	168	97,402	749,353
2011
Revenues	$162,790	$189,403	$—	$—	$—	$352,193
Net income/(loss) attributable to Golden Star	(12,889)	27,189	(2,419)	(356)	(20,841)	(9,316)
Income tax expense	—	(11,727)	—	—	—	(11,727)
Capital expenditures	29,877	28,407	421	—	—	58,705
Total assets	371,787	253,685	2,532	228	83,560	711,792
19. RELATED PARTIES
During the first nine months of 2012, we obtained legal services from a firm to which one of our board members is of counsel. The cost of services from this firm during the first nine months of 2012 and 2011 was $0.6 million and $0.3 million, respectively. Our board member did not personally provide any legal services to the Company during these periods nor did he benefit directly or indirectly from payments for the services performed by the firm.
20. SUPPLEMENTAL CASH FLOW INFORMATION
In the first nine months of 2012, $0.2 million was paid for taxes. Cash paid for taxes during the first nine months of 2011 was $2.5 million. Cash paid for interest was $5.7 million in the first nine months of 2012 and $3.4 million in the first nine months of 2011.
Changes in working capital for the three and nine months are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Decrease/(increase) in accounts receivable	$2,928	$(1,886)	$1,964	$(4,690)
(Increase)/decrease in inventories	(3,269)	1,177	(13,773)	756
(Increase)/decrease in deposits	(2,479)	147	(3,193)	(553)
(Decrease)/increase in accounts payable and accrued liabilities	(2,702)	4,265	(8,230)	(14,534)
Other	(8)	565	(877)	(1,524)
Total Changes in working capital	$(5,530)	$4,268	$(24,109)	$(20,545)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Form 10-K for the period ended December 31, 2011, and with the accompanying unaudited consolidated financial statements and related notes for the period ended September 30, 2012. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information available to November 7, 2012. All amounts shown are in thousands of dollars unless noted otherwise. All currency amounts are stated in U.S. dollars unless noted otherwise.
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
We own controlling interests in several gold properties in southwest Ghana:

•
Through a 90% owned subsidiary, Golden Star (Bogoso/Prestea) Limited (“GSBPL”), we own and operate the Bogoso/Prestea gold mining and processing operations (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. GSBPL operates a gold ore processing facility at Bogoso/Prestea with a capacity of up to 3.5 million tonnes of ore per annum, which uses bio-oxidation technology to treat refractory ore (“Bogoso refractory plant”). In addition, GSBPL has a carbon-in-leach (“CIL”) processing facility located adjacent to the refractory plant, which is suitable for treating non-refractory gold ores (“Bogoso non-refractory plant”) at a rate up to 1.5 million tonnes per annum. Bogoso/Prestea produced and sold 140,504 ounces of gold in 2011 and 125,201 ounces of gold in the nine months ending September 30, 2012.

•
Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own and operate the Wassa open-pit gold mine and CIL processing plant (“Wassa”), located approximately 35 kilometers east of Bogoso/Prestea. The design capacity of the CIL processing plant at Wassa (“Wassa processing plant”) is nominally 3.0 million tonnes per annum but varies depending on the ratio of hard to soft ore. GSWL also owns the Hwini-Butre and Benso concessions (“HBB”) in southwest Ghana. Ore from the HBB mines is sent to Wassa for processing. The Hwini-Butre and Benso concessions are located approximately 80 kilometers and 50 kilometers, respectively, south of Wassa along the Company's dedicated haul road. Wassa/HBB produced and sold 160,616 ounces of gold in 2011 and 118,533 ounces of gold in the nine months ending September 30, 2012.

We also hold interests in several gold exploration projects in Ghana and other parts of West Africa, and in South America we hold and manage exploration properties in Brazil.
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
NON-GAAP FINANCIAL MEASURES
In this Form 10-Q, we use the terms “total cash cost per ounce”, “cash operating cost per ounce” and "cash generated before working capital changes".
“Cost of sales” as found in our statements of operations, includes all mine-site operating costs, including the costs of mining, ore processing, maintenance, work-in-process inventory changes, mine-site overhead as well as production taxes, royalties, mine site depreciation, depletion, amortization, asset retirement obligation accretion and by-product credits, but excludes exploration costs, property holding costs, corporate office general and administrative expenses, foreign currency gains and losses, impairment charges, corporate business development costs, gains and losses on asset sales, interest expense, gains and losses on derivatives, gains and losses on investments and income tax expense/benefit.
“Cash operating cost per ounce” for a period is equal to “Cost of sales” for the period less mining related depreciation, depletion and amortization costs, royalties, production taxes, accretion of asset retirement obligation costs, costs that meet the definition of Betterment Stripping under International Financial Reporting Standards ("IFRS") and operations-related foreign currency gains and losses for the period, divided by the number of ounces of gold sold during the period. “Total cash cost per ounce” for a period is equal to “Cash operating costs” for the period plus royalties and production taxes, divided by the number of ounces of gold sold during the period.

	For the three months ended
	September 30, 2012
	Wassa	Bogoso/Prestea	Combined
Operating costs	$34,574	$57,431	$92,005
Royalties	3,390	3,292	6,682
Costs to metals inventory	(1,432)	(2,890)	(4,322)
Mining related depreciation and amortization	17,576	8,255	25,831
Accretion of asset retirement obligations	324	379	703
Cost of sales – GAAP	54,432	66,467	120,899
Less royalties	(3,390)	(3,292)	(6,682)
Less betterment stripping costs	—	(8,406)	(8,406)
Less operations-related foreign exchange losses	332	542	874
Less mining related depreciation and amortization	(17,576)	(8,253)	(25,829)
Less accretion of asset retirement obligations	(324)	(381)	(705)
Cash operating cost	$33,474	$46,677	$80,151

Plus royalties	3,390	3,292	6,682
Total cash cost	$36,864	$49,969	$86,833

Ounces sold	40,982	39,844	80,826
Cost per ounce measures ($/oz):
Cash operating cost per ounce	$817	$1,171	$992
Total cash cost per ounce	$900	$1,254	$1,074

	For the three months ended
	September 30, 2011
	Wassa	Bogoso/Prestea	Combined
Operating costs	$31,967	$49,021	$80,988
Royalties	2,881	3,664	6,545
Costs from metals inventory	16	1,278	1,294
Mining related depreciation and amortization	7,754	7,759	15,513
Accretion of asset retirement obligations	291	1,754	2,045
Cost of sales – GAAP	42,909	63,476	106,385
Less royalties	(2,881)	(3,664)	(6,545)
Less betterment stripping costs	(281)	(434)	(715)
Less operations-related foreign exchange losses	121	124	245
Less mining related depreciation and amortization	(7,754)	(7,759)	(15,513)
Less accretion of asset retirement obligations	(291)	(1,754)	(2,045)
Cash operating cost	$31,823	$49,989	$81,812

Plus royalties	2,881	3,664	6,545
Total cash cost	$34,704	$53,653	$88,357

Ounces sold	33,485	40,376	73,861
Cost per ounce measures ($/oz):
Cash operating cost per ounce	$950	$1,238	$1,108
Total cash cost per ounce	$1,036	$1,329	$1,196

	For the nine months ended
	September 30, 2012
	Wassa	Bogoso/Prestea	Combined
Operating costs	$109,838	$168,514	$278,352
Royalties	9,764	10,304	20,068
Costs to metals inventory	(6,305)	(9,297)	(15,602)
Mining related depreciation and amortization	45,493	24,492	69,985
Accretion of asset retirement obligations	969	1,142	2,111
Cost of sales – GAAP	159,759	195,155	354,914
Less royalties	(9,764)	(10,304)	(20,068)
Less betterment stripping costs	—	(18,770)	(18,770)
Less operations-related foreign exchange losses	812	705	1,517
Less mining related depreciation and amortization	(45,493)	(24,492)	(69,985)
Less accretion of asset retirement obligations	(969)	(1,142)	(2,111)
Cash operating cost	$104,345	$141,152	$245,497

Plus royalties	9,764	10,304	20,068
Total cash cost	$114,109	$151,456	$265,565

Ounces sold	118,533	125,201	243,734
Cost per ounce measures ($/oz):
Cash operating cost per ounce	$880	$1,127	$1,007
Total cash cost per ounce	$963	$1,210	$1,090

	For the nine months ended
	September 30, 2011
	Wassa	Bogoso/Prestea	Combined
Operating costs	$104,863	$138,288	$243,151
Royalties	8,046	7,290	15,336
Costs (to)/from metals inventory	(1,504)	2,355	851
Mining related depreciation and amortization	31,234	20,789	52,023
Accretion of asset retirement obligations	868	4,432	5,300
Cost of sales – GAAP	143,507	173,154	316,661
Less royalties	(8,046)	(7,290)	(15,336)
Less betterment stripping costs	—	(1,890)	(1,890)
Less operations-related foreign exchange losses	293	251	544
Less mining related depreciation and amortization	(31,234)	(20,789)	(52,023)
Less accretion of asset retirement obligations	(868)	(4,432)	(5,300)
Cash operating cost	$103,653	$139,004	$242,656

Plus royalties	8,046	7,290	15,336
Total cash cost	$111,699	$146,294	$257,992

Ounces sold	125,280	105,029	230,309
Cost per ounce measures ($/oz):
Cash operating cost per ounce	$827	$1,323	$1,054
Total cash cost per ounce	$892	$1,393	$1,120

"Cash generated before working capital changes" is calculated by subtracting the "Changes in working capital" from "Net cash provided by operating activities" as found in our statements of cash flows.
We use total cash cost per ounce, cash operating cost per ounce and cash generated before working capital change as key operating indicators. We monitor these measures monthly, comparing each month's values to prior periods' values to detect trends that may indicate increases or decreases in operating efficiencies. These measures are also compared against budget to alert management of trends that may cause actual results to deviate from planned operational results. We provide these measures to our investors to allow them to also monitor operational efficiencies of our mines. We calculate these measures for both individual operating units and on a consolidated basis.
Total cash cost per ounce, cash operating cost per ounce and cash generated before working capital changes should be considered as non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and in applicable Canadian securities laws and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. There are material limitations associated with the use of such non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Changes in numerous factors including, but not limited to, mining rates, milling rates, ore grade, gold recovery, costs of labor, consumables and mine site general and administrative activities can cause these measures to increase or decrease. We believe that these measures are similar to the measures of other gold mining companies, but may not be comparable to similarly titled measures in every instance.
BUSINESS STRATEGY AND DEVELOPMENT
Our business and development strategy is focused primarily on the acquisition of producing and development-stage gold properties in Ghana and on the exploration, development and operation of these properties. We also pursue gold exploration activities in South America and other countries in West Africa.
We acquired the Bogoso property and began operating its mines and non-refractory processing facility in 1999. In 2001, we acquired the Prestea property located adjacent to the Bogoso property. In late 2002, we acquired Wassa and constructed the Wassa processing plant, which began commercial operations in April 2005. In July 2007, we completed construction and development of the Bogoso refractory plant. In late 2005, we acquired the HBB properties consisting of the Benso and Hwini-Butre properties. Benso began sending ore to the Wassa processing plant in 2008, and in 2009, following its development phase, Hwini-Butre began sending ore to the Wassa processing plant.
Our current focus is to improve operating efficiencies at both operations; to evaluate in detail the opening of the Prestea Underground and to continue broader and deeper drilling at Wassa Main to evaluate the expansion potential for the Wassa operation.
Our longer term objective is to continue the growth of our mining business to become a mid-tier gold producer. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.
We actively explore for gold in West Africa and South America, investing approximately $24.4 million in 2011 and we plan to spend approximately $16.0 million in 2012. We are conducting regional reconnaissance projects in Ghana, Cote d'Ivoire and Brazil, and have drilled more advanced targets in Ghana and Niger. See Item 2 - “Description of Properties” in our Annual Report on Form 10-K for the year ended December 31, 2011, for additional details on these properties.
TRENDS AND EVENTS IN THE THREE MONTHS ENDED SEPTEMBER 30, 2012
RESTART OF THE BOGOSO NON-REFRACTORY PLANT
Ore processing was restarted at our Bogoso non-refractory plant in the first quarter of 2012 following completion of the plant renovation project in late 2011. Feed for the restarted plant came initially from non-refractory ore stockpiles at Bogoso, but by March 2012, the plant began receiving non-refractory ore from our Pampe mine, where mining was restarted in the third quarter of 2011. For the rest of 2012 and 2013, we expect most of the feed for the Bogoso non-refractory plant to come from Pampe, with minor amounts of supplemental non-refractory ores from the Bogoso pits. The Bogoso non-refractory plant produced and sold 9,567 ounces of gold in the third quarter of 2012 and 26,535 ounces in the first nine months of 2012. See Bogoso's Results of Operations section below for additional detail.
GOLD PRICES
While gold prices have generally trended upward during the last eleven years from a low of $252 per ounce in 2001 to a high of $1,895 per ounce in September 2011, prices have tracked between $1,550 per ounce and $1,750 per ounce in the first nine months of 2012. Gold prices can fluctuate widely due to several factors such as changes in demand for physical gold, forward selling by gold mining companies, government actions, changes in the value of the U.S. dollar and global mine production rates. We realized an average of $1,653 per ounce for our gold shipments during the third quarter of 2012 and $1,704 per ounce for our gold shipments during the third quarter of 2011.
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
Mining is an energy intensive industry using large quantities of electricity and fuel in the mining, transport, crushing, grinding and processing of ores and as a result, a mine's cost structure is sensitive to changes in fuel and electric power costs. Increases in crude oil prices from $45 per barrel in early 2009, to in excess of $100 per barrel in early 2012 have thus contributed to higher mining costs worldwide. Increasing fuel costs have also resulted in higher electric power costs in many areas including Ghana. The resource boom of recent years has constrained the availability of skilled mining personnel, which in turn has put upward pressure on labor costs. It has also contributed to increases in mining equipment costs and longer lead times for new orders for large equipment. Despite the higher costs, our mining and processing cost per tonne have remained relatively flat from early 2011.
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
Additional changes announced but not yet enacted:
4. Windfall Profit Tax: The Government of Ghana has stated its intention to implement a 10% windfall profit tax on mining companies. The Government held hearings on this new development during the second and third quarters of 2012, but has not yet finalized this new tax.
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

SALE OF BURKINA FASO EXPLORATION PROPERTIES
In December 2011, Riverstone Resources notified us, per terms of a 2007 exploration earn-in agreement, of their intent to exercise their purchase option for our Goulagou and Rounga exploration properties in Burkina Faso. The sale of these exploration projects was completed in February 2012 upon receipt of $6.6 million of cash and 21.7 million Riverstone common shares valued at $15.8 million on the day of the sale. The underlying properties' carrying value was written down to zero in prior periods, resulting in the recognition of a net gain of $22.4 million on the completion of this disposition in the Statement of Operations. Since the sale of this property in February 2012, the price of Riverstone's shares has dropped from $0.73 per share to $0.31 per share, however the Riverstone share price recovered to $0.71 per share at September 30, 2012. As a result, we recorded an unrealized (gain)/loss of ($8.7 million) and $0.3 million in the Statement of Comprehensive Income/Loss for the quarter and nine months ending September 30, 2012, respectively. As such, at September 30, 2012, the value of these Riverstone shares was $15.4 million.
CONVERTIBLE DEBENTURES
On May 31, 2012, we issued $77.5 million of 5% Convertible Senior Unsecured Debentures due June 1, 2017 (the "5% Debentures") in exchange for an aggregate of $74.5 million of the principal amount outstanding of our 4% Convertible Senior Unsecured Debentures due November 30, 2012, (the "4% Debentures"), by way of privately negotiated transactions with certain holders of the 4% Debentures. We incurred a $0.6 million loss on the extinguishment of the 4% Debentures. As a result, an aggregate of approximately $50.5 million principal amount of 4% Debentures remained outstanding as of May 31, 2012. In September 2012, we redeemed an additional $6.1 million of our 4% Debentures by way of a privately negotiated transaction. After purchasing and canceling the $6.1 million of the 4% Debentures, $44.4 million principal amount remains outstanding at September 30, 2012, which is expected to be settled in cash at maturity. See Note 11 to the accompanying financial statements and also the Liquidity Outlook section below for additional details of this transaction.
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
RECENT CHANGES IN GHANA MINING LAWS
The Ghana Minerals Commission has announced changes in the regulations governing mining and exploration activities and operations in Ghana including, amongst other things, health, safety and environmental standards of mining, incentives for local procurement of mining supplies and equipment, limits on expatriate workers, compensation for land used in mining, mine inspections, mine and exploration permitting, use of explosives, mine closure and rehabilitation, stakeholder concerns, employees training, tailings storage facilities and working conditions. The Chamber of Mines is engaged in discussions designed to clarify the goals, intent and application of the new regulations as they will be implemented. Pending the outcome of the discussions we are not in the position to evaluate their impact on Golden Star.

CONSOLIDATED RESULTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
SUMMARY OF CONSOLIDATED FINANCIAL RESULTS
Bogoso/Prestea gold sold (oz)	39,844	40,376	125,201	105,029
Wassa/HBB gold sold (oz)	40,982	33,485	118,533	125,280
Total gold sold (oz)	80,826	73,861	243,734	230,309

Average realized price ($/oz)	1,653	1,704	1,645	1,529
Cash operating cost - combined ($/oz)	992	1,108	1,007	1,054
Gold revenues ($ in thousands)	133,497	125,880	400,830	352,193
Cash flow provided by operations ($ in thousands)	24,312	11,467	59,766	4,152
Cash flow provided by operations per share ($)	0.09	0.04	0.23	0.02
Net loss attributable to Golden Star ($ in thousands)	(30,207)	(10,196)	(18,610)	(9,316)
Net loss per share – basic ($)	(0.12)	(0.04)	(0.07)	(0.04)
THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTMBER 30, 2011
Results for the three months ended September 30, 2012, include a net loss attributable to Golden Star shareholders of $30.2 million or $0.12 per share, compared with a net loss of $10.2 million or $0.04 per share in the same period of 2011. The major factor contributing to the loss for the quarter was a fair value adjustment to our 5% Debentures. This unrealized loss reflects an increase in the fair value of the conversion feature of the 5% Debentures which in turn reflects an increase in our share price during the third quarter of 2012.
Our mines sold 80,826 ounces in the third quarter of 2012, up from 73,861 ounces sold in the same quarter of 2011, but average realized gold price fell to $1,653 per ounce, down 3% from $1,704 per ounce in the third quarter of 2011. The drop in gold prices was more than offset by the increase in ounces sold and third quarter 2012 gold revenues totaled $133.5 million, up from $125.9 million in the same period in 2011.
Third quarter 2012 cost of sales totaled $120.9 million, up from $106.4 million in the same period of 2011. The major factors contributing to the increased cost of sales were the operating costs of the Bogoso non-refractory mining and processing operations which came on line in the first quarter of 2012 and higher depreciation and amortization resulting from the increase in ounces sold. See operational discussions below for more details on operational results.
There were no derivative losses in the third quarter of 2012. The Riverstone warrants held earlier in 2012 were exercised for Riverstone common shares in the first quarter of 2012. Most of the $11.2 million derivative loss in the third quarter of 2011 was related to losses on the fair value of outstanding gold price forward contracts, all of which expired by December 31, 2011.
The $30.1 million third quarter 2012 fair value mark-to-market loss from our 5% Debentures was calculated based on the discounted cash flows of the debt component and a Black-Scholes valuation for the conversion feature. The fair value of the conversion feature increased in the third quarter of 2012 as a result of the increase in the price of our common shares during the same period. In comparison, the $2.1 million loss on the fair value of our 4% Debentures in the third quarter of 2011 was as a result of higher volatility for our common shares during the period.
General and administrative costs were down $1.4 million from the third quarter of 2011. The decrease was due to several general and administrative cost reductions and the elimination of a one-time corporate advisory consulting project during 2011. Transaction costs of refinancing the 4% Debentures during the second quarter of 2012 added $2.1 million to interest expense. Depreciation charges for the third quarter of 2012 were up by $10.3 million from the same period in 2011 mainly due the impact of the change in the production mix on the units-of-production amortization costs in 2012.
NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPEMBER 30, 2011
Results for the nine months ended September 30, 2012, include a net loss attributable to Golden Star shareholders of $18.6 million or $0.07 per share, compared with a net loss of 9.3 million or $0.04 per share in the same period of 2011. Gold revenues totaled $400.8 million in the first nine months of 2012, up from $352.2 million in the first nine months of 2011 and our average realized gold price rose to $1,645 per ounce, up 8% from $1,529 per ounce in the first nine months of 2011.
An increase in ounces sold and improved gold prices were the major factors contributing to the $10.4 million operating margin improvement. While revenues for the nine months were higher than a year earlier, the cost of sales was also higher than in the same period of 2011, but the increase in revenues more than offset the cost increases. Cost of sales totaled $354.9 million in the first nine months of 2012, up from $316.7 million in the same period of 2011. The major factors contributing to the increase in cost of sales over 2011 were, the 9% increase in total tonnes mined (including tonnes from the recommissioned Bogoso non-refractory operation, which came on-line in the first quarter of 2012), and higher depreciation and amortization resulting from a change in the production mix that increased the units-of-production amortization from 2011.
Combined cash operating costs were $245.5 million in the first nine months of 2012, up from $242.7 million in the first nine months of 2011. Start-up of the Bogoso non-refractory processing plant in the first quarter of 2012 and more tonnes mined were the major factors contributing to higher cash operating costs. Depreciation charges for the first nine months of 2012 were up by $18.0 million from the same period in 2011 due to the impact of higher gold production rates from the HBB properties on Wassa's units-of-production amortization, and impact of Bogoso's higher gold sales on its units-of-production amortization costs.
General and administrative costs were down $4.3 million from the first nine months of 2011. The majority of the decrease is related to a one time-corporate advisory consulting project in early 2011. There were nil derivative losses in the first nine months of 2012 as compared to $17.8 million of losses in the same period of 2011. Most of the 2011 derivative losses were related to gold price forward contracts, all of which expired by December 31, 2011.
We recognized a $0.6 million loss on extinguishment of debt upon the refinancing of $74.5 million of our 4% Debentures on May 31, 2012. The loss represents the difference between the fair value of the new 5% Debentures issued in exchange for $74.5 million of the 4% Debentures and the fair value of the 4% Debentures retired. Financing charges of $2.1 million related to this transaction are included in interest expense for the nine months ended September 30, 2012.
The $22.2 million gain on change in fair value of our 4% Debentures in the first nine months of 2011 was caused by declining share prices for our common shares during the first nine months of 2011, which reduced the value of the conversion feature of the 4% Debentures, which resulted in a decrease in the fair value of the debenture liability. The $32.1 million loss in 2012 on change in fair value of the convertible debentures is mainly related to our new 5% Debentures that were issued in May 2012. Increases in our share price since the May 2012 issuance date have increased the fair value of the conversion feature of the 5% Debentures, which in turn has increased the fair value of the liability resulting in recognition of a loss. Given the relatively short remaining life of the 4% Debentures (which expire on November 30, 2012), the current fair value of the 4% Debentures is now largely a reflection of the present value of the remaining interest and principal payments.
The $22.3 million gain on the sale of investments in the first nine months of 2012 came from the sale of our exploration properties in Burkina Faso in February 2012, when Riverstone Resources exercised its rights under a 2007 earn-in agreement to purchase all of our exploration properties in Burkina Faso. The sale of these exploration projects was completed in February 2012 upon the receipt of $6.6 million of cash and 21.7 million Riverstone common shares valued at $15.8 million.
Subsequent to the conclusion of this transaction, Riverstone's share price fell sharply and, as a result, we recorded an unrealized loss of $9.0 million in our June 30, 2012, Statement of Comprehensive Income/Loss. During the third quarter of 2012, Riverstone's share price recovered most of the fair value loss recognized at June 30, 2012, and at September 30, 2012, the net loss was down to $0.2 million. Since February 2012, when the Burkina Faso property sale was completed, we have sold 638,700 of our Riverstone shares at an average price of $0.70 per share.
In the first quarter of 2012, Ghana passed new tax laws that raised the statutory income tax rate from 25% to 35%. This change had a one-time $9.6 million impact on the first quarter 2012 deferred tax expense relating to the temporary difference at GSWL arising from prior periods. The deferred tax expense related to current activity in the first nine months of 2012 was $9.9 million.

BOGOSO/PRESTEA OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
BOGOSO/PRESTEA OPERATING RESULTS
Ore mined refractory (t)	593,415	593,832	1,967,682	1,896,705
Ore mined non-refractory (t)	173,544	83,934	558,741	90,706
Total ore mined (t)	766,959	677,766	2,526,423	1,987,411
Waste mined (t)	5,491,652	6,884,238	17,747,405	16,366,225
Refractory ore processed (t)	686,587	578,797	1,868,263	1,904,113
Refractory ore grade (g/t)	2.05	2.63	2.38	2.47
Gold recovery – refractory ore (%)	69.6	75.9	71.4	67.2
Non-refractory ore processed (t)	230,526	—	605,453	—
Non-refractory ore grade (g/t)	2.04	—	2.44	—
Gold recovery - non-refractory ore (%)	71.8	—	60.6	—
Gold sold refractory (oz)	30,277	40,376	98,666	105,029
Gold sold non-refractory (oz)	9,567	—	26,535	—
Gold sales (oz)	39,844	40,376	125,201	105,029

Total cash cost ($/oz)	1,254	1,329	1,210	1,393
Royalties ($/oz)	83	91	83	70
Cash operating cost ($/oz)	1,171	1,238	1,127	1,323
THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011
Bogoso/Prestea's third quarter 2012 revenues totaled $65.8 million, down $2.9 million from $68.7 million in the third quarter of 2011. The decrease in revenues was the result of lower gold prices and a decrease in the number of ounces sold as compared to the third quarter of 2011. Gold sold totaled 39,844 ounces in the third quarter of 2012, down 532 ounces from 40,376 ounces in the same period of 2011, and the realized gold price averaged $1,651 per ounce in the third quarter of 2012, down from $1,701 per ounce a year earlier.
Bogoso's third quarter 2012 operations costs totaled $57.4 million, up $8.4 million from the same period in 2011 (see Non-GAAP Financial Measures section above). Most of the increase was related to the mining and processing costs of the non-refractory operation that was commissioned in the first quarter of 2012, but two factors offset the impact of higher operating costs resulting in lower cash operating costs per ounce than in the third quarter of 2011. As seen in the Non-GAAP Financial Measures, Bogoso added $2.9 million of its third quarter 2012 mining operations costs to stockpiles, in-process inventory and finished goods during the third quarter of 2012 as compared to $1.3 million in the third quarter of 2011. Furthermore, Bogoso's Pampe and Chujah pits incurred $8.4 million of mining costs in the third quarter of 2012 that would qualify as betterment stripping under IFRS. These costs were removed from mining operations costs when calculating Bogoso's cash operating costs. Including these adjustments, cash operating cost per ounce fell 5% to $1,171 per ounce as compared to $1,238 per ounce in the third quarter of 2011.
Gold sales from the refractory plant at Bogoso totaled 30,277 ounces in the third quarter of 2012, down from 40,376 ounces in the same period of 2011. While tonnes processed in the third quarter of 2012 was 18.6% higher than a year earlier, lower ore grades and lower gold recovery were responsible for the drop in refractory ounces sold. The drop in gold sales from the refractory plant in the third quarter of 2012 was mostly offset by sales from the non-refractory plant which sold 9,567 ounces in the third quarter of 2012, as compared to nil in the same period of 2011.
NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011
Bogoso/Prestea's revenues totaled $205.9 million in the first nine months of 2012, up $43.1 million from $162.8 million in the first nine months of 2011. The increase in revenues was related to a 20,172 increase in the number of ounces sold in the first nine months of 2012 and higher gold prices as compared to the same period in 2011. All of the increase in ounces sold came from the new non-refractory mining operation. Bogoso's realized gold price averaged $1,645 per ounce in the first nine months of 2012, up from $1,550 per ounce a year earlier.
Despite a 10% increase in total tonnes mined, a 30% increase in tonnes processed and a 3% decline in grade, total cash costs per ounce declined 13% to $1,210 per ounce. During the first nine months of 2012, Bogoso's operations costs totaled $168.5 million, up $30.2 million from $138.3 million in the same period in 2011 (see Non-GAAP Financial Measures section above). Most of the increase in operating costs was related to the start-up of the non-refractory mining and processing operations in the first quarter of 2012. A total of $9.3 million of operating costs was incurred to build in-process and ore stockpiles at the non-refractory operation and the refractory operation thereby reducing cash operating costs by $9.3 million in the first nine months of 2012, however in 2011 we used inventory totaling $2.4 million.
Furthermore, Bogoso's Pampe and Chujah pits incurred $18.8 million of mining costs in the first nine months of 2012, and $1.9 million in the same period of 2011 that would qualify as betterment stripping under IFRS. Cash operating cost per ounce for the first nine months of 2012 fell to $1,127 as compared to $1,323 in the first nine months of 2011.
Refractory Operations - Bogoso continued to mine refractory gold ores from its Chujah and Bogoso North pits during the first nine months of 2012, feeding the refractory ore to the Bogoso refractory processing plant. Tonnes of ore processed at Bogoso's refractory plant was down 2% from the first nine months of 2011, and feed grades were also lower, both of which contributed to lower ounces sold than a year earlier at 98,666 ounces, down 6% from 105,029 ounces in the first nine months of 2011.
The increase in refractory ore tonnes mined during the first nine months of 2012, as compared to the first nine months of 2011, was related to productivity gains from our mining equipment and better pit configurations as compared to a year earlier. The drop in refractory ore grade reflects natural variability in the ore deposits being mined. Higher amounts of fresh refractory ore, as mining progressed deeper into the Bogoso pits, was successful in bringing gold recovery rates up to 71.4% in the first nine months of 2012, up from 67.2% in the first nine months of 2011.
Power outages and scheduled and unscheduled plant maintenance at the Bogoso refractory processing plant caused the drop in tonnes of refractory ore processed, as compared to the first nine months of 2011. While processing rates for refractory ore were lower in the first nine months of 2012 than in the same period of 2011, progress was made during 2012 in resolving some of the Bogoso refractory plant reliability issues allowing it to process 116,137 more tonnes of ore in the third quarter of 2012 than in the second quarter of 2012 and 19% more ore than in the third quarter of 2011. Continued efforts are underway to resolve additional refractory plant operational issues.
Non-Refractory Operation - The recently re-started Bogoso non-refractory plant has operated continuously since it was returned to service in February 2012, processing non-refractory ores from the Pampe pit located 18 kilometers west of Bogoso with supplemental amounts of non-refractory ore coming from the Chujah and Bogoso North pits. Plant through put has increased in each quarter since the non-refractory plant was placed in-service in February 2012, and gold recoveries have steadily increased from 54.1% in the first quarter, to 62.2% in the second quarter and 71.8% in the third quarter of 2012. A gravity circuit was added to the non-refractory plant in the third quarter of 2012 which contributed to the increase in gold recovery. Bogoso's non-refractory plant sold 26,535 ounces in the first nine months of 2012.
While ore grades fed to the non-refractory plant increased from 2.66 grams per tonne in the first quarter of 2012 to 2.71 grams per tonne in the second quarter, mining has recently encountered lower grade ore zones and grades have dropped to 2.04 grams per tonne in the third quarter of 2012. Disruption to the 2012 mining schedule, caused by recent waste slips on the upper benches of the Pampe pit, contributed to the drop in grades during the third quarter of 2012. The Pampe pit was previously mined in 2007 and 2008 which exposed the upper benches of the pit to weathering. Approximately 610,000 cubic meters of this weathered rock slid from the previously mined upper benches. While the slip material was broken rock with relatively low mining costs per tonne, removal of the slip material temporarily increased Pampe's strip ratio and mining costs during the first nine months of 2012. All of the slip material was removed by mid-2012.
Cash operating costs for the nine months reflect the non-refractory plant's start-up phase early in 2012 and a reduction in costs due to a build-up of ore stockpiles and in-process inventory during the first half of the year that was partially offset by a period of unusually high stripping costs associated with removal of the slip material at the Pampe pit earlier in 2012.

WASSA OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
WASSA/HBB OPERATING RESULTS
Ore mined (t)	660,015	622,684	2,057,766	1,901,986
Waste mined (t)	4,043,160	3,927,439	12,306,759	11,533,711
Ore and heap leach materials processed (t)	601,766	601,491	1,924,645	1,990,727
Grade processed (g/t)	2.31	1.82	2.03	2.04
Recovery (%)	94.7	93.7	94.4	94.4
Gold sales (oz)	40,982	33,485	118,533	125,280

Total cash cost ($/oz)	900	1,036	963	892
Royalties ($/oz)	83	86	83	65
Cash operating cost ($/oz)	817	950	880	827
THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011
Wassa processed essentially the same tonnes in the third quarter of 2012 as it did in 2011, but the plant feed grade was considerably higher at 2.31 grams per tonne as compared to 1.82 grams per tonne in the third quarter of 2011. The increase in ore grade was related to replacement of ore from the Benso pits mined in the third quarter of 2011 with higher grade Father Brown pit ore in the third quarter of 2012. In response to the grade improvement, Wassa's sales increased to 40,982 ounces in the third quarter of 2012, up from 33,485 ounces in the third quarter of 2011. Third quarter 2012 realized gold prices averaged $1,652 per ounce, down from $1,708 per ounce in the third quarter of 2011. The increase in ounces sold more than offset the drop in gold prices and third quarter 2012 revenues increased to $67.7 million, up $10.5 million from $57.2 million in the third quarter of 2011.
Wassa's cash operating costs totaled $33.5 million in the third quarter of 2012, as compared to $31.8 million in the third quarter of 2011. The lower cash operating costs in the third quarter of 2011 reflects capitalization of $4.6 million of pre-stripping costs at the Father Brown pit. Even with the increase in cash operating costs, the increase in ounces sold, as compared to the third quarter of 2011, more than compensated for the higher costs, and Wassa's cash operating costs came down 14% to $817 per ounce from $950 per ounce in the third quarter of 2011. Processing costs per tonne remained flat year over year, and the decrease in Wassa's mining costs per tonne contributed to the lower cash operating costs per ounce.
NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011
As previously reported, the drilling program testing areas below the Wassa pits was accelerated in the third quarter of this year by bringing in three additional drills to supplement the two drills that have been working at the Wassa pits since early in 2012. Production from the five drills totaled 16,485 meters during the third quarter of 2012, and it is expected that the current drilling rates will continue into early 2013. The drills continue to intercept mineralized material at various depths below the existing Wassa pits.
Land acquisition for a new tailings storage facility is well advanced at Wassa and construction of the new facility is expected to occur over the next three quarters. The new tailings project, along with the drilling discussed above, are expected to be the major capital projects at Wassa over the next few quarters. Arrangements are also underway to allow an expansion of the Father Brown pit at Hwini-Butre over the next year.
Following completion of mining at the SAK I and Benso pits in the first quarter of 2012, Wassa accelerated mining rates at its Father Brown pit at Hwini-Butre and at the Wassa pits near the Wassa processing plant to maintain a constant flow of ore to the Wassa processing plant. Wassa sold 118,533 ounces in the first nine months of 2012, down from 125,280 ounces in the first nine months of 2011. Gold revenues totaled $194.9 million in the first nine months of 2012, up from $189.4 million in the same period of 2011. Wassa realized an average gold price of $1,644 per ounce in the first nine months of 2012, up from $1,512 per ounce a year earlier.
Gold sold in the first nine months of 2012 was down from a year earlier mostly due to a drop in tonnes processed and changes in in-plant inventory levels. The drop in tonnes processed, as compared to the first nine months of 2011, was mainly due to a seven day power outage in the local Ghana power grid in the first quarter of 2012 and a ball mill slow down late in the third quarter of 2012 to accommodate a worn ball mill bearing which was replaced early in the fourth quarter of 2012. Gold recovery and feed grades were essentially unchanged from the first nine months of 2011.
Despite a 7% increase in tonnes mined, cash operating costs totaled $104.3 million in the first nine months of 2012, up less than 1% from $103.7 million in the first nine months of 2011. While cash operating costs were essentially unchanged from a year earlier, the drop in ounces sold resulted in a higher cash operating cost per ounce of $880, up from $827 in the first nine months of 2011.
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
The final PEA was filed on SEDAR in Canada and was furnished to the US Securities and Exchange Commission in early May 2012. The Mineral Resources reported in the PEA are compliant with Canada's National Instrument 43-101. The Board of Directors has authorized management to proceed with a final West Reef feasibility study to be completed by the first quarter of 2013. The environmental permitting will proceed in parallel with the feasibility study. This project has been registered with the Ghana Environmental Protection Agency and the consultant to complete the environmental impact assessment work has been selected.
In the second quarter of 2012, the Board of Directors approved $1.8 million for additional drilling on the West Reef and $4.0 million for mining equipment, permitting and shaft rehabilitation during the second half of 2012. Drilling commenced in August 2012 and is continuing.
Permitting for the Prestea Underground is underway. We submitted an Environmental Scoping Report for the project and have been advised to proceed with the environmental impact assessment. The environmental baseline collection is underway and the environmental impact statement will be completed for submission to the EPA for the approval.
BOGOSO TAILINGS RECOVERY PROJECT
Construction of the Bogoso hydraulic tailings recovery system which is designed to feed tailings from a decommissioned Bogoso tailings storage facility directly into the Bogoso non-refractory processing plant is complete. The environmental permit needed for start-up was received in October 2011. While the grade of the tailings material is lower than that of the ores typically treated in the Bogoso non-refractory plant in the past, operating costs are expected to be low since reclaimed tailings can be fed directly into the existing CIL circuit after a minimal amount of processing through the ball mill. Thus, ore processing costs should be lower than for freshly mined ore, resulting in lower overall average costs per ounce at Bogoso. It is expected that this material will be a supplemental feed to the higher grade non-refractory ores mined from Pampe when required.
PRESTEA SOUTH PROPERTIES
We continue to seek the environmental permits required to develop the Prestea South deposits. In 2010, the Ghana EPA requested an update to the Prestea South Project Environmental Impact Statement (“EIS”) and a revised draft EIS was submitted to the EPA in April 2011. Recent design changes to the Prestea South project are being incorporated into a supplemental document that will be submitted to the EPA along with a resettlement action plan, which is currently being updated to incorporate the project changes and the Prestea underground development.
When the environmental permits are obtained, we expect to initiate development of the Prestea South deposits, including its 10 kilometer access road. We plan to transport Prestea South non-refractory ore to Bogoso and process it through the Bogoso non-refractory plant. Prestea South refractory ore will be processed through the Bogoso refractory plant.

EXPLORATION PROJECTS
Our 2012 exploration budget has been expanded to $16 million from the original $10 million. The original budget included 2012 work programs for infill drilling in and around the Wassa and Hwini Butre pits and some limited non-refractory target testing at Bogoso/Prestea and early-stage project efforts in Cote d'Ivoire and Brazil. The $6 million mid-year increase will allow additional work to proceed at the West Reef in the Prestea Underground and an expansion of the Wassa drilling programs.
At Wassa, the approval of additional funds in July 2012 allowed the addition of three contract drill rigs to this project supplementing our two rigs already employed at Wassa. These five drill rigs are testing the extents and continuity of higher grade mineralization intersected earlier in the year below the existing Wassa pits. Recent drilling results have confirmed continuity of several of the higher-grade zones of mineralization reported earlier in the year and all five rigs will continue drilling during the fourth quarter of 2012 and into 2013. Drill results received up to the end of July this year will be used to update the geological interpretation and grade estimates which in turn will be used for year end resource and reserve statements to be disclosed in early 2013.
During the third quarter of 2012, we restarted drilling activities at our underground West Reef project at Prestea. The drilling here is twofold being used to infill between existing holes as well as to collect samples for geotechnical and metallurgical test work for the ongoing feasibility study. Drilling is progressing well and this program should be completed in the fourth quarter of this year.
On the Hwini Butre mining lease, we continued to drill the Father Brown and Adoikrom underground targets located below the existing pits, using a diamond drill rig to test down dip and along strike of the known structure. The mineralized structure has been intersected in all of the holes. Gold grades encountered to date are highly variable. Recent drill results have allowed for a new geological interpretation of Hwini Butre structure and drill data has been turned over to a consultant for review and to update the resource models which in turn will be used to further evaluate the underground viability of both Father Brown and Adoikrom.
Our three prospecting licenses in Cote d'Ivoire have been renewed for two years and we are currently in consultation with a local community to allow for drill pad preparation for an upcoming rotary air blast drilling campaign designed to test deeper zones of the gold geochem anomalies tested by auger drilling earlier in 2012. In Suriname, we continue to wait for the Suriname government to transfer the Saramacca exploration license to Newmont.
Exploration work in Brazil concentrated on the Votorantim Minerals Iriri Joint Venture in Northern Mato Grosso state. The results of the regional stream sampling was reviewed and we rationalized our land position there reducing land holding costs. The joint venture ground now consists of 21 concessions totaling 1,689 square kilometers. Exploration focus will now concentrate on follow-up regional soil sampling where we have defined anomalous stream catchment basins. The soil sampling programs will be completed during the fourth quarter of this year and then we will determine whether to initiate a drilling program or return the concessions to Votorantim.
LIQUIDITY AND CAPITAL RESOURCES
After spending $11.4 million for general and administrative expenditures (excluding $4.7 million of non-cash stock compensation), $2.7 million for exploration expense, $5.0 million for property holdings costs, $5.4 million for reclamation expenditures, and $5.7 million for cash interest payments, operations generated $83.9 million before working capital changes (a non-GAAP measure) in the first nine months of 2012. Working capital changes used an additional $24.1 million resulting in net cash flow generated by operations of $59.8 million. Working capital changes include, $10.8 million to build ore stockpiles and in-process inventory and an additional $3.0 million was related to finished gold that was on hand at September 30, 2012 but sold the week following the end of the third quarter. The $8.2 million reduction in accounts payable was offset by $2.0 million generated from the collection of VAT refunds resulting in a reduction of accounts receivable. During the nine months ending September 30, 2011, net cash provided by operations was only $4.2 million.
A total of $53.3 million was used in investing activities during the first nine months of 2012, including $30.9 million on mining property development drilling and mine development projects and $27.6 million for the acquisition of new equipment and facilities at the mine sites. Major capital spending items at Bogoso during the first nine months of 2012 included $7.8 million for new mobile equipment, $5.5 million for improvements to the non-refractory plant, $2.2 million for development drilling, $1.8 million for pre-stripping at Pampe, $2.2 million for tailings facilities, $1.8 million for Dumasi development and $2.7 million for on-going construction of a water treatment plant at Bogoso. Wassa's major capital projects include $13.8 million for an upgrade to its current tailings storage facility and development of a new tailings storage facility now underway and $7.9 million for development drilling at the Wassa pits and at the Father Brown pit at Hwini-Butre. The sale of our Burkina Faso assets generated $6.6 million of cash in February 2012. During the nine months ending September 30, 2011, $65.0 million was used in investing activities.

Scheduled debt payments on our equipment financing facility and capital leases used $6.3 million of cash in the first nine months of 2012, and new borrowings on our equipment financing facility provided $8.5 million of cash. The new borrowings covered the purchase of five new haul trucks, a loader and two new drills. An additional $6.1 million was used to redeem a portion of our outstanding 4% Debentures in September 2012. This resulted in $3.8 million being used in financing activities in 2012 compared to $2.9 million being used in the nine months ending September 30, 2011.
The mines provided sufficient cash to meet all of our operating and non-operating needs during the first nine months of 2012, as well as our investment and financing needs. During the first nine months of 2012, all of our cash was held as cash or was invested in funds that held only U.S. treasury notes and bonds.
LIQUIDITY OUTLOOK
We spent $58.5 million on capital projects during the nine months ending September 30, 2012 and we expect to spend between $30.0 million and $35.0 million on capital projects at Bogoso/Prestea and Wassa/HBB in the fourth quarter of 2012. The major capital projects in 2012 for Wassa include development of a new tailings storage facility, new mining equipment, processing plant upgrades and additional development drilling at the Wassa and Father Brown pits. At Bogoso, 2012 spending includes completion of a water treatment plant, new mining facilities, equipment for the Prestea Underground, upgrades to the Bogoso refractory plant and development spending at the Dumasi deposit when permits are received. In addition, we have spent $5.4 million on rehabilitation projects at Bogoso/Prestea and Wassa/HBB and we expect to spend another $2.0 million in the fourth quarter.
To date we have drawn down $8.5 million on our equipment financing facility in 2012 and we expect to use an additional $1.0 million of this facility in the last three months of 2012. We made $6.3 million of principal payments on the equipment financing loans and we expect to pay an additional $2.2 million of principal in the fourth quarter. We also expect to pay $0.3 million of interest on the equipment financing facility, and $2.8 million of interest on the 4% Debentures and 5% Debentures and we will repay the $44.4 million of outstanding 4% Debentures in cash at their maturity on November 30, 2012.
As of September 30, 2012, we had $19.8 million of borrowing capacity under our $40.0 million equipment financing credit facility. Our revolving credit facility expired on April 1, 2012, per terms of the original loan agreement.
In response to higher gold prices and identification of new ore zones, pit push-backs were initiated at both Chujah and Bogoso North earlier in 2012 to access deeper section of these ore bodies. Based on our current 2013 mine planning, it is expected that over the next two years, refractory mining operations at Bogoso will encounter areas in the Chujah and Bogoso North pits that have higher strip ratios than in recent quarters resulting in higher waste mining costs from Bogoso's refractory operations. Bogoso is also expecting increases in its capital sending over the same time period as it begins development of new mines at Dumasi and at other areas on the Bogoso/Prestea properties and upgrades the refractory plant.
At current gold prices we expect that our operating cash flow, along with cash on hand at September 30, 2012, and borrowings under the equipment financing facility, will be sufficient to cover capital, operating and debt needs for the next 12 months. However, since our operating cash flows are sensitive to fluctuations in gold price, a down turn in gold price could adversely affect our ability to generate sufficient cash flow from operations to meet all of our needs during the next 12 months.
LOOKING AHEAD
Our main objectives for the next twelve months include:

•	improve plant reliability and throughput at the Bogoso refractory processing plant;

•	improve gold recovery rates at the Bogoso non-refractory processing plant;

•	achieve reductions in operating costs throughout the organization;

•	continue exploration drilling at the Wassa mining lease to follow up on the 2011 drilling results;

•	complete the Prestea Underground feasibility study; and

•	re-evaluate all mining plans and equipment needs for longer term profitable operation.
We are estimating Bogoso/Prestea 2012 production of 175,000 to 178,000 ounces at an average cash operating cost of $1,100 to $1,180 per ounce. We expect Wassa to produce approximately 158,000 to 160,000 ounces during 2012 at an average cash operating cost of $950 to $985 per ounce, with combined production of approximately 333,000 to 338,000 ounces at an average cash operating cost of $1,040 to $1,100 per ounce.
As more fully disclosed in the Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.

ENVIRONMENTAL LAWS AND REGULATIONS
In the various jurisdictions where we operate, all phases of our exploration, project development, operations and closure are subject to environmental laws and regulations. These laws and regulations may define, among other things, air and water quality standards, waste management requirements, and closure and rehabilitation obligations. In general, environmental legislation is evolving to require more strict operating standards, more detailed socioeconomic and environmental impact assessments of proposed projects, and a heightened degree of accountability for companies and their officers, directors, and employees for corporate social responsibility, and health and safety. Changes in environmental regulations, and the way they are interpreted by the regulatory authorities, could affect the way we operate, resulting in higher environmental and social operating costs that may affect the viability of our operations.
We note a continuing trend toward increasing environmental requirements, and greater corporate social responsibility expectations in stakeholder communities and from the regulatory authorities in Ghana. This includes ongoing requirements for more permits, analysis, data gathering, and community hearings and negotiations than have been required typically in the past for both routine operational needs and for new development projects. The trend to longer lead times in obtaining environmental permits has reached a point where we are no longer able to estimate permitting times for our planning purposes. The increases in permitting requirements could affect our environmental management activities, including, but not limited to tailings storage facilities and water management projects at our mines.
Our mining, processing, development and mineral exploration activities are subject to various laws governing prospecting, development, production, taxes, labor standards, occupational health and safety, land claims of local people and other matters. New rules and regulations may be enacted or existing rules and regulations may be modified and applied in a manner that could have an adverse effect on our financial position and results of operations. We are currently assessing the effect, if any, of the new mining regulations on our operations.
RELATED PARTY TRANSACTIONS
We obtained legal services from a legal firm to which one of our board members is of Counsel. The total value of all services purchased from this law firm during the first nine months of 2012 and 2011 was $0.6 million and $0.3 million, respectively. Our board member did not personally perform any legal services for us during the period nor did he benefit directly or indirectly from payments for the services performed by the firm.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Preparation of our consolidated financial statements requires the use of estimates and assumptions that can affect reported amounts of assets, liabilities, revenues and expenses. Accounting policies relating to asset impairments, depreciation and amortization of mining property and plant and equipment, stock based compensation, tax assets, determination of fair values of financial instruments and site reclamation/closure accruals are subject to estimates and assumptions regarding reserves, gold recoveries, future gold prices, future operating and reclamation costs and future mining activities.
Decisions to write off, or not to write off, all or a portion of the purchase costs of exploration properties and development costs of development properties are based on our judgment as to the actual value of such properties and are therefore subjective in most cases. Certain exploration and development properties have been found to be impaired in the past and were written off in prior years. We continue to retain title to certain exploration properties after impairment write-offs as future events and discoveries may ultimately prove that they have value.
Listed below are the accounting policies and estimates that we believe are critical to our financial statements based on the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.
Ore stockpiles: Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by physical surveys or by estimating the number of tonnes of ore added and removed from the stockpile during a period. The number of recoverable ounces of gold in stockpiles is based on assay data and the gold recovery rate expected when the ore is processed. Stockpile values include mining and mine maintenance costs incurred in bringing the ore to the stockpile, and also a share of direct overhead and applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and are removed at the average cost per tonne of the total stockpile. Stockpiles are reduced as material is removed and fed to the processing plant. A 10% adjustment to the volume of the stockpiles, based on recent stockpile tonnages, would change the carrying value of the stockpile inventory by approximately $2.0 million to $3.0 million.
Impairment charges: We periodically review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable from continued operation of the asset. An asset impairment is considered to exist if the sum of all estimated future cash flows, on an undiscounted basis, are less than the carrying value of the long-lived asset. The determination of expected future cash flows requires numerous estimates about the future, including gold prices, operating costs, production levels, gold recovery rates, ore reserves, amounts of recoverable gold and capital expenditures. Based on our assessment at September 30, 2012, we don't believe that our long lived assets are impaired.
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
Tax assets: Recognition of deferred tax assets requires an analysis of future taxable income expectations to evaluate the probability of sufficient future taxable income to utilize the accrued tax benefits. Determination of expected future taxable income requires numerous estimates of future variables including but not limited to gold prices, operating costs, gold recovery, ore reserves, gold production, ore grades, administrative costs, tax rates, and potential changes in tax laws.
Asset retirement obligation and reclamation expenditures: Accounting for future reclamation obligations requires management to make estimates at each mine site of future reclamation and closure costs. In many cases, a majority of such costs are incurred at the end of a mine's life which can be several years in the future. Such estimates are subject to changes in mining plans, reclamation requirements, inflation rates and technology. As a result, future reclamation and closure costs are difficult to estimate. Our estimates of future reclamation and closing costs are reviewed frequently and are adjusted as needed to reflect new information about the timing and expected future costs of our environmental disturbances. Based upon our current situation, we estimate that a 10% increase in total future reclamation and closure cash costs would result in an approximately $4.0 million increase in our asset retirement obligations.
ACCOUNTING DEVELOPMENTS
Presentation of Comprehensive Income: In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 was effective for us in the first quarter of fiscal 2012 and was applied retrospectively. Our presentation of comprehensive income complies with this new guidance.
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements: In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for us in 2012 and was applied prospectively. The fair value measurement principles used before the adoption of this standard is consistent with the standard and the disclosures made in the financial statements complies with this new guidance.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements.
OUTSTANDING SHARE DATA
This “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes information available to November 7, 2012. As of November 7, 2012, we had outstanding 259,015,970 common shares, options to acquire 12,536,738 common shares, and convertible notes which are convertible into 55,835,636 common shares.

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
Since our revenues are denominated in U.S. dollars and our operating units transact much of their business in U.S. dollars, we are typically not subject to significant impacts from currency fluctuations. Even thus, certain purchases of labor, operating supplies and capital assets are denominated in Ghana cedis, euros, British pounds, Australian dollars and South African rand. To accommodate these purchases, we maintain operating cash accounts in non-US dollar currencies and appreciation of these non-US dollar currencies against the U.S. dollar results in a foreign currency gain and a decrease in non-U.S. dollar currencies results in a loss. In the past, we have entered into forward purchase contracts for South African rand, euros and other currencies to hedge expected purchase costs of capital assets. During 2012 and 2011, we had no currency related derivatives. At September 30, 2012, and December 31, 2011, we held $4.1 million and $16.3 million, respectively, of foreign currency.
Commodity Price Risk
Gold is our primary product and, as a result, changes in the price of gold can significantly affect our results of operations and cash flows. Based on our expected gold production in 2012, a $10 per ounce change in gold price would result in approximately a $3.0 million change in our sales revenues and operating cash flows. To reduce gold price volatility, we have at various times entered into gold price derivatives. During the first nine months of 2012, we did not hold any gold price derivatives and thus, there were no financial instruments subject to gold price risk at those dates.
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
Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Our credit risk is primarily associated with liquid financial assets and derivatives. We limit exposure to credit risk on liquid financial assets by holding our cash, cash equivalents, restricted cash and deposits at highly-rated financial institutions. During the first nine months of 2012, all of our excess cash was invested in funds that hold only U.S. treasury bills. We mitigate the credit risks of our derivatives by entering into derivative contracts with only high quality counter parties. Risks associated with gold trade receivables is considered minimal as we sell gold to a credit-worthy buyer who settles promptly within two days of receipt of gold bullion.

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
None.

ITEM 1A.	RISK FACTORS
The risk factors for the quarter ended September 30, 2012, are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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
101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011; and (iv) Notes to the Unaudited Consolidated Financial Statements, detailed tagged. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned

GOLDEN STAR RESOURCES LTD. Registrant

By:	/s/ Thomas G. Mair
Thomas G. Mair
President and Chief Executive Officer

Date:	November 7, 2012

By:	/s/ Roger Palmer
Roger Palmer
Vice President and Chief Financial Officer

Date:	November 7, 2012