Form 10-K
period 2012-12-31
GOLDEN STAR RESOURCES LTD
filed 2013-03-05
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2012
Commission file number 1-12284

GOLDEN STAR RESOURCES LTD.
(Exact Name of Registrant as Specified in Its Charter)

Canada	98-0101955
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 King Street West Suite 1200 Toronto, Ontario, M5H1J9, Canada	M5H1J9
(Address of Principal Executive Office)	(Zip Code)
Registrant's telephone number, including area code (303) 830-9000
Securities registered or to be registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Shares	NYSE MKT
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $190.6 million as of June 30, 2012, based on the closing price of the shares on the NYSE MKT as of that date of $1.16 per share.
Number of Common Shares outstanding March 1, 2013: 259,105,970
DOCUMENTS INCORPORATED BY REFERENCE
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
NON-GAAP FINANCIAL MEASURES
In this Form 10-K, we use the terms “cash operating cost per ounce” and "adjusted net income/(loss)" which are considered Non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and applicable Canadian securities law and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition of these measures as used in this Form 10-K.
STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
This Form 10-K contains "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and within the meaning of applicable Canadian securities law, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions (including negative and grammatical variations) tend to identify forward-looking statements.
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
These statements include comments regarding: anticipated attainment of gold production rates; cash operating costs generally; gold sales; gold recovery rates; ore processing; permitting; geological factoring, the receipt and timing of environmental, community and engineering studies; environmental permitting approvals; anticipated changes in regulations governing mining and exploration activities in Ghana; completion of a final West Reef feasibility study; receipt of environmental management plan approvals from the Ghana Environmental Protection Agency (“EPA”); changes in the tax regime and mining laws in Ghana; exploration and development efforts, activities and costs; exploration plans including Wassa pit expansion drilling, resource conversion and geotechnical drilling at the West Reef, Mampon resource conversion and infill drilling, and Prestea South non-refractory ore confirmation drilling; development plans at Dumasi, Mampon, the West Reef section of the Prestea Underground, and Prestea South; development plans for the Bogoso tailings recovery project and the Wassa tailings project; evaluation of a plant upgrade at Bogoso's refractory plant; ore grades; our anticipated investing, exploration and development spending through the end of 2013 and beyond; identification of acquisition and growth opportunities; retention of earnings from our operations; gold production and cash operating cost estimates for 2013; expected operational cash flow; our objectives for 2013; expected debt payments during 2013 and beyond; and sources of and adequacy of liquidity to meet capital and other needs in 2013 and beyond.
The following, in addition to the factors described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K, for the year ended December 31, 2012 are among the factors that could cause actual results to differ materially from the forward-looking statements:
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
GLOSSARY OF TERMS
We report our Mineral Reserves to two separate standards to meet the requirements for reporting in both Canada and the United States. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 (“NI 43-101”). The definitions in NI 43-101 are adopted from those given by the Canadian Institute of Mining, Metallurgy and Petroleum. U.S. reporting requirements for disclosure of mineral properties are governed by the United States Securities and Exchange Commission ("SEC") Industry Guide 7. These reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but embody differing approaches and definitions.
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
ADDITIONAL DEFINITIONS
assay- a measure of the valuable mineral content
bio-oxidation- a processing method that uses bacteria to oxidize refractory sulfide ore to make it amenable to normal non-refractory ore processing techniques such as carbon-in-leach
 Birimian- a thick and extensive sequence of Proterozoic age metamorphosed sediments and volcanics first identified in the Birim region of southern Ghana
CIL or carbon-in-leach- an ore processing method involving the use of cyanide where activated carbon, which has been added to the leach tanks, is used to absorb gold as it is leached by cyanide craton- a stable relatively immobile area of the earth's crust cut-off grade- when determining economically viable Mineral Reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined and processed at a profit cyanidation- the process of introducing cyanide to ore to recover gold diamond drilling- rotary drilling using diamond-set or diamond-impregnated bits, to produce a solid continuous core of rock sample dip- the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure doré- unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold fault- a surface or zone of rock fracture along which there has been displacement feasibility study- a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production formation- a distinct layer of sedimentary rock of similar composition geochemical- the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geophysical- the mechanical, electrical, gravitational and magnetic properties of the earth's crust geophysical surveys- a survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth's surface grade- quantity of metal per unit weight of host rock
greenstone- a sequence of usually metamorphosed volcanic-sedimentary rock assemblages heap leach- a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold, copper etc.; the solutions containing the metals are then collected and treated to recover the metals host rock- the rock in which a mineral or an ore body may be contained hydrothermal- the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution in-situ- in its natural position
life-of-mine- a term commonly used to refer to the likely term of a mining operation and normally determined by dividing the tonnes of Mineral Reserve by the annual rate of mining and processing mineral- a naturally occurring inorganic crystalline material having a definite chemical composition mineralization- a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock
National Instrument 43-101 or NI 43-101- standards of disclosure for mineral projects prescribed by the Canadian Securities Administrations non-refractory- ore containing gold that can be satisfactorily recovered by basic gravity concentration or simple cyanidation. Typically involves gold ores that have been naturally oxidized in situ, but certain unoxidized gold ores can also be processed in non-refractory processing plants.

open pit- surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore- mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body- a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade- the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per tonne of ore oxide- gold bearing ore which results from the oxidation of near surface refractory ore

Precambrian- period of geologic time, prior to 700 million years ago preliminary economic assessment ("PEA") - a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study preliminary feasibility study and pre-feasibility study- each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration in the case of an open pit, has been established and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the Mineral Resource may be classified as a Mineral Reserve
Proterozoic- the more recent time division of the Precambrian; rocks aged between 2,500 million and 550 million years old
QA/QC- Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data
RC (reverse circulation) drilling- a drilling method using a tri-cone bit, during which rock cuttings are pushed from the bottom of the drill hole to the surface through an outer tube, by liquid and/or air pressure moving through an inner tube refractory- ore containing gold that cannot be satisfactorily recovered by basic gravity concentration or simple cyanidation. Refractory ores are processed in plants that utilize an oxidation technology to oxidize the ore before it is further treated to remove the gold.
resettlement- the relocation or resettlement of a community or part of a community rock- indurated naturally occurring mineral matter of various compositions sampling and analytical variance/precision- an estimate of the total error induced by sampling, sample preparation and analysis shield- a large area of exposed basement rocks often surrounded by younger rocks, e.g. Guiana Shield strike- the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal strip- to remove overburden in order to expose ore
sulfide- a mineral including sulfur (S) and iron (Fe) as well as other elements; metallic sulfur-bearing mineral often associated with gold mineralization tailings- fine ground wet waste material produced from ore after economically recoverable metals or minerals have been extracted
Tarkwaian- a group of sedimentary rocks of Proterozoic age named after the town of Tarkwa in southern Ghana where they were found to be gold bearing technical report - means a report prepared and filed in accordance with NI 43-101 and Form 43-101F1 Technical Report that includes, in summary form, all material scientific and technical information in respect of the subject property as of the effective date of the technical report;
tectonic- relating to the forces that produce movement and deformation of the Earth's crust transition ore- is ore from a zone lying between the naturally oxidized ore typically found near the surface and the un-oxidized refractory ores typically found at deeper depths; ore material that is partially weathered and oxidized vein- a thin, sheet-like crosscutting body of hydrothermal mineralization, principally quartz

ITEM 1. BUSINESS
OVERVIEW OF GOLDEN STAR
We are a Canadian federally-incorporated, international gold mining and exploration company producing gold in Ghana, West Africa. We also conduct gold exploration in other countries in West Africa and in South America. Golden Star Resources Ltd.

was established under the Canada Business Corporations Act on May 15, 1992. Our principal office is located at 150 King Street West, Suite 1200, Toronto, Ontario, M5H1J9 Canada and our registered and records offices are located at 333 Bay Street, Bay Adelaide Centre, Box 20, Toronto, Ontario M5H 2T6.
We own controlling interests in several gold properties in southwest Ghana:

•
Through a 90% owned subsidiary, Golden Star (Bogoso/Prestea) Limited (“GSBPL”), we own and operate the Bogoso/Prestea gold mining and processing operations (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. GSBPL operates a gold ore processing facility at Bogoso/Prestea with a nominal capacity of up to 3.5 million tonnes of ore per annum, which uses bio-oxidation technology to treat refractory ores (“Bogoso refractory plant”). In addition, GSBPL has a carbon-in-leach (“CIL”) processing facility located adjacent to the refractory plant, which is suitable for treating oxide and other non-refractory gold ores (“Bogoso non-refractory plant”) at a nominal rate up to 1.5 million tonnes per annum. Bogoso/Prestea produced and sold 172,379 ounces of gold in 2012, and 140,504 and 170,973 ounces of gold in 2011 and 2010, respectively.

•
Through another 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own and operate the Wassa open-pit gold mine and carbon-in-leach processing plant (“Wassa”), located approximately 35 km east of Bogoso/Prestea. The design capacity of the carbon-in-leach processing plant at Wassa (“Wassa processing plant”) is nominally 3.0 million tonnes per annum but varies depending on the ratio of hard to soft ore. GSWL also owns the Hwini-Butre and Benso concessions (“HBB”) in southwest Ghana. Currently our primary HBB ore source is the Father Brown pit which is located on the Hwini Butre concession. Ore from the HBB mines is sent to Wassa for processing. The Hwini-Butre and Benso concessions are located approximately 80 km and 50 km, respectively, south of Wassa along the Company's dedicated haul road. Mining activities were completed at Benso during 2012. Wassa/HBB produced and sold 158,899 ounces of gold in 2012 and 160,616 and 183,931 ounces of gold in 2011 and 2010, respectively.

•
Through GSBPL, we own the Prestea Underground, which is located on the Prestea property and consists of a currently inactive gold mine and associated support facilities. GSBPL owns 90% of the mine, and we are currently preparing a feasibility study to reopen the mine.

We also hold interests in several gold exploration projects in Ghana and elsewhere in West Africa, including Niger and Côte d'Ivoire, and in South America we hold and manage exploration properties in Brazil.
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
GOLD SALES AND PRODUCTION
We produced 331,278 ounces of gold in 2012 and 301,120 ounces in 2011. Currently, all of our gold production is shipped to a South African gold refinery which arranges for the sale of our gold. Our gold is sold in the form of doré bars that average approximately 90% gold by weight with the remaining portion being silver and other metals. The sales price is based on the London P.M. fix on the day of shipment to the refinery.
GOLD PRICE HISTORY
The price of gold is volatile and is affected by numerous factors all of which are beyond our control such as the sale or purchase of gold by various central banks and financial institutions, inflation, fluctuation in the relative values of the U.S. dollar and foreign currencies, changes in global and regional gold demand, and the political and economic conditions of major gold-producing countries throughout the world.

The following table presents the high, low and average London P.M. fixed prices for gold per ounce on the London Bullion Market over the past ten years.

Year	High	Low	Average	Average Price Received by Golden Star
2003	416	320	363	364
2004	454	375	410	410
2005	537	411	445	446
2006	725	525	603	607
2007	841	608	695	713
2008	1,011	713	872	870
2009	1,213	810	972	978
2010	1,421	1,058	1,225	1,219
2011	1,895	1,319	1,572	1,565
2012	1,792	1,540	1,670	1,662
To March 1, 2013	1,694	1,577	1,650	NA

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
Golden Star Exploration Holdings (Cayman Islands) 100%
Golden Star (Bogoso/Prestea) Limited (Ghana) 90%
Golden Star (Wassa) Limited (Ghana) 90%
Various Exploration Entities (West Africa & South America) 100%

BUSINESS STRATEGY AND DEVELOPMENT
Our business and development strategy is focused primarily on the exploration, development and operation of gold properties in Ghana. We also pursue gold exploration activities in South America and other countries in West Africa.
We acquired the Bogoso property and began operating its mines and CIL processing facility in 1999. In 2001, we acquired the Prestea property located adjacent to the Bogoso property. In early 2002 GSBPL acquired a 45% interest in the Prestea Underground property, and since then its interest increased to 90% as a result of subsequent exploration and maintenance expenditures incurred on the property.
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
Our current focus is to improve operating efficiencies at both operations, to complete a feasibility study for the Prestea Underground and to continue broader and deeper drilling at the Wassa pits to evaluate the expansion potential for the Wassa operation.

Our longer term objective is to continue the growth of our mining business to become a mid-tier gold producer. We continue to evaluate potential acquisition and merger opportunities that could further increase our annual gold production. However, we presently have no agreement or understanding with respect to any specific potential transaction.
In addition to our gold mining and development activities, we actively explore for gold in West Africa and South America, investing approximately $24.4 million on such activities during 2011 and approximately $21.0 million in 2012. We are conducting regional reconnaissance projects in Ghana, Cote d'Ivoire and Brazil, and have drilled more advanced targets in Ghana and Niger. See Item 2 - “Description of Properties” in this Annual Report on Form 10-K for the year ended December 31, 2012, for additional details on our assets.
GOLD SALES AND UNIT COSTS
The following table shows historical and projected gold sales and cash operating costs.

Production and Cost Per Ounce	2010	2011	2012	2013 Projected
BOGOSO/PRESTEA
Gold Sales (thousands of ounces)	171.0	140.5	172.4	170 - 190
Cash Operating Cost ($/oz)	863	1,284	1,160	1,150 - 1,250
WASSA/HBB
Gold Sales (thousands of ounces)	183.9	160.6	158.9	150 - 160
Cash Operating Cost ($/oz)	677	868	896	900 - 1,000
CONSOLIDATED
Consolidated Total Sales (thousands of ounces)	354.8	301.1	331.3	320 - 350
Consolidated Cash Operating Cost ($/oz)	766	1,062	1,033	1,050 - 1,150

(1)	See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the definition of cash operating cost per ounce.
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
The following table summarizes our estimated Proven and Probable Mineral Reserves as of December 31, 2012, and December 31, 2011:

PROVEN AND PROBABLE MINERAL RESERVES

	As at December 31, 2012			As at December 31, 2011
Property Mineral Reserve Category	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)
Bogoso/Prestea (1)
Proven Mineral Reserves
Non-refractory	1.3	1.82	0.08	1.3	1.64	0.07
Refractory	7.9	2.52	0.64	8.3	2.72	0.73
Total Proven	9.2	2.42	0.72	9.6	2.57	0.80
Probable Mineral Reserves
Non-refractory	4.8	2.35	0.36	6.9	2.31	0.51
Refractory	21.2	2.58	1.76	24.2	2.60	2.02
Total Probable	26.0	2.54	2.12	31.1	2.54	2.54
Total Proven and Probable
Non-refractory	6.2	2.23	0.44	8.2	2.21	0.58
Refractory	29.0	2.57	2.39	32.6	2.63	2.75
Total Bogoso/Prestea Proven and Probable(3)(4)	35.2	2.51	2.84	40.8	2.55	3.34
Wassa (2)
Proven Mineral Reserves
Non-refractory	0.8	0.89	0.02	0.6	1.27	0.03
Probable Mineral Reserves
Non-refractory	31.0	1.45	1.45	17.4	1.38	0.77
Total Wassa Proven & Probable (3)(4)	31.8	1.44	1.47	18.1	1.38	0.80
Totals
Proven Mineral Reserves
Non-refractory	2.1	1.47	0.10	1.9	1.52	0.10
Refractory	7.8	2.52	0.64	8.3	2.72	0.73
Total Proven	10.0	2.30	0.74	10.3	2.49	0.82
Probable Mineral Reserves
Non-refractory	35.9	1.57	1.82	24.3	1.65	1.29
Refractory	21.2	2.58	1.76	24.2	2.60	2.02
Total Probable	57.1	1.95	3.57	48.5	2.12	3.31
Total Proven and Probable
Non-refractory	38.0	1.57	1.92	26.3	1.64	1.38
Refractory	29.0	2.57	2.39	32.6	2.63	2.75
Total Proven and Probable (3)(4)	67.1	2.00	4.31	58.8	2.19	4.14
Notes to the Mineral Reserve Statement:

(1)	The stated Mineral Reserve for Bogoso/Prestea includes Prestea South, Pampe and Mampon.

(2)	The stated Mineral Reserve for Wassa includes Hwini-Butre.

(3)
The stated Mineral Reserves have been prepared in accordance with NI 43-101 Standards of Disclosure for Mineral Projects and are classified in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum's “CIM Definition Standards - For Mineral Resources and Mineral Reserves”. Mineral Reserves are equivalent to “proven” and “probable reserves” as defined by the SEC Industry Guide 7. Mineral Reserve estimates reflect the Company's reasonable expectation that all necessary permits and approvals will be obtained and maintained. Mining dilution and mining recovery vary by deposit and have been applied in estimating the Mineral Reserves.

(4)
The 2012 and 2011 Mineral Reserves were prepared under the supervision of Dr. Martin Raffield, Senior Vice President of Technical Services for the Company. Dr. Raffield is a "Qualified Person" as defined by NI 43-101.

(5)
The Mineral Reserves at December 31, 2012, were estimated using a gold price of $1,450 per ounce, which is approximately equal to the three-year average gold price. At December 31, 2011, Mineral Reserves were estimated using a gold price of $1,250 per ounce.

(6)
The terms “non-refractory” and “refractory” refer to the metallurgical characteristics of the ore. We plan to process the refractory ore in our sulfide bio-oxidation plant at Bogoso and to process the non-refractory ore in the Bogoso and Wassa non-refractory processing plants.

(7)
The slope angles of all pit designs are based on geotechnical criteria as established by external consultants. The size and shape of the pit designs are guided by consideration of the results from a pit optimization program. The parameters for the pit optimization program are based on a gold price of $1,450 per ounce and historical and projected operating costs at Bogoso/Prestea, Wassa, Hwini-Butre and Benso. Metallurgical recoveries are based on historical performance or estimated from test work and typically range from 60% to 95% for non-refractory ores and from 70% to 85% for refractory ores. A government royalty of 5% of gold revenues is allowed as are other applicable royalties.

(8)	Numbers may not add due to rounding.
STOCKPILED ORES
Stockpiled ores are included in the Mineral Reserves for both Bogoso/Prestea and Wassa. Details of the Proven and Probable stockpiles included in the Mineral Reserves at year-end 2012 and 2011 are summarized in the table below.

PROVEN AND PROBABLE STOCKPILES INCLUDED IN MINERAL RESERVES

	As at December 31, 2012			As at December 31, 2011
Property Mineral Reserve Category	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)	Tonnes (millions)	Gold Grade (g/t)	Ounces (millions)
Bogoso/Prestea
Proven Stockpiles
Non-refractory	0.2	2.18	0.02	0.2	2.24	0.01
Refractory	0.5	1.81	0.03	0.5	2.19	0.03
Total Proven Stockpiles	0.7	1.93	0.04	0.6	2.21	0.04
Probable Stockpiles
Non-refractory	—	—	—	—	—	—
Refractory	—	—	—	—	—	—
Total Probable Stockpiles	—	—	—	—	—	—
Total Proven and Probable
Non-refractory	0.2	2.18	0.02	0.2	2.24	0.01
Refractory	0.5	1.81	0.03	0.5	2.19	0.03
Total Bogoso/Prestea Proven and Probable	0.7	1.93	0.04	0.6	2.21	0.04
Wassa
Proven Stockpiles
Non-refractory	0.8	0.79	0.02	0.5	1.30	0.02
Probable Stockpiles
Non-refractory	1.5	0.56	0.03	1.5	0.56	0.03
Total Wassa Proven & Probable Stockpiles	2.3	0.64	0.05	2.0	0.75	0.05
Totals
Proven Stockpiles
Non-refractory	1.0	1.09	0.04	0.7	1.53	0.03
Refractory	0.5	1.81	0.03	0.5	2.19	0.03
Total Proven Stockpiles	1.5	1.32	0.06	1.2	1.79	0.07
Probable Stockpiles
Non-refractory	1.5	0.56	0.03	1.5	0.56	0.03
Refractory	—	—	—	—	—	—
Total Probable Stockpiles	1.5	0.56	0.03	1.5	0.56	0.03
Total Proven and Probable Stockpiles
Non-refractory	2.5	0.78	0.06	2.2	0.86	0.06
Refractory	0.5	1.81	0.03	0.5	2.19	0.03
Total Proven and Probable Stockpiles	3.0	0.94	0.09	2.7	1.09	0.09
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
For the Mineral Reserves at December 31, 2012, and 2011, there is no difference between the Mineral Reserves as disclosed under NI 43-101 and those disclosed under SEC Industry Guide 7, and therefore no reconciliation is provided.

RECONCILIATION OF PROVEN AND PROBABLE MINERAL RESERVES-DECEMBER 31, 2011 TO DECEMBER 31, 2012

	Tonnes (millions)	Contained Ounces (millions)	Tonnes (% of Opening)	Ounces (% of Opening)
Mineral Reserves at December 31, 2011 (5)	58.8	4.14	100	100
Gold price increase (1 and 6)	3.5	0.75	6	18
Exploration changes (2 and 7)	23.6	1.03	40	25
Mining depletion (3)	(6.6)	(0.49)	(11)	(12)
Engineering (4)	(12.3)	(1.11)	(21)	(27)
Mineral Reserves at December 31, 2012 (5)	67.1	4.31	114	104
Notes to the reconciliation of Mineral Reserves:

(1)	Gold price increase represents changes resulting from an increase in gold price used in the Mineral Reserve estimates from $1,250 per ounce in 2011 to $1,450 per ounce in 2012.

(2)	Exploration changes include changes due to geological modeling, data interpretation and resource block modeling methodology as well as exploration discovery of new mineralization.

(3)
Mining depletion represents the 2011 Mineral Reserve within the volume mined in 2012 with adjustments to account for stockpile addition and depletions during 2012 and therefore does not correspond with 2012 actual gold production.

(4)
Engineering includes changes as a result of changes in operating costs, mining dilution and recovery assumptions, metallurgical recoveries, pit slope angles and other mine design and permitting considerations.

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
Except as otherwise provided, the total Measured and Indicated Mineral Resources for all properties have been estimated at an economic cut-off grade based on a gold price of $1,750 per ounce for December 31, 2012, and $1,500 per ounce for December 31, 2011, and on economic parameters deemed realistic. The economic cut-off grades for Mineral Resources are lower than those for Mineral Reserves and are indicative of the fact that the Mineral Resource estimates include material that may become economic under more favorable conditions including increases in gold price.

The following table summarizes our estimated non-reserves-Measured and Indicated Mineral Resources as of December 31, 2012, as compared to the totals for December 31, 2011:

	Measured		Indicated		Measured & Indicated
Property	Tonnes (millions)	Gold Grade (g/t)	Tonnes (millions)	Gold Grade (g/t)	Tonnes (millions)	Gold Grade (g/t)
Bogoso/Prestea (1)	2.9	1.90	16.1	2.20	19.0	2.13
Prestea Underground	—	—	1.6	13.20	1.6	13.20
Wassa/HBB	—	—	20.0	1.30	20.0	1.30
Father Brown Underground (7)	—	—	1.2	5.80	1.2	5.80
Total 2012 (2)(3)(4)(5)(6)	2.9	1.90	38.9	2.30	41.9	2.26
Total 2011(2)(3)(4)(5)	5.1	1.81	36.2	2.27	41.2	2.21
Notes to non-reserves-Measured and Indicated Mineral Resources Table:

(1)	The Mineral Resources for Bogoso/Prestea include Pampe and Mampon.

(2)
The Mineral Resources were estimated in accordance with the definitions and requirements of NI 43-101. The Mineral Resources are equivalent to Mineralized Material as defined by the SEC Industry Guide 7.

(3)
The Mineral Resources for 2012 were estimated using optimized pit shells at a gold price of $1,750 per ounce from which the Mineral Reserves have been subtracted. Other than gold price, the same optimized pit shell parameters and modifying factors used to determine the Mineral Reserves were used to determine the Mineral Resources. In 2011, we used a gold price of $1,500 per ounce for the optimized pit shells. The Prestea Underground resource was estimated using a $1,750 per ounce gold price and operating cost estimates using a economic gold cut-off of 3.0 g/t.

(4)	The Mineral Resources are not included in and are in addition to the Mineral Reserves described above.

(5)	The Qualified Person reviewing and validating the estimation of the Mineral Resources is S. Mitchel Wasel, Golden Star Resources Vice President of Exploration.

(6)	Numbers may not add due to rounding.

(7)
The Father Brown Underground Mineral Resource has been estimated below the $1,750 per ounce of gold pit shell using an economic gold grade cut-off of 2.9 g/t, which the Company believes would be the lower cut-off grade for underground ore.

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
The total Inferred Mineral Resources for all of our open pit deposits are those ore tonnages contained within economically optimized pits, configured using current and predicted mining and processing methods and related operating costs and performance parameters. Except as otherwise indicated, the Inferred Mineral Resources for all properties have been estimated at economic cut-off grades based on gold prices of $1,750 per ounce and $1,500 per ounce as of December 31, 2012, and December 31, 2011, respectively, and economic parameters deemed realistic.

The following table summarizes estimated non-reserves - Inferred Mineral Resources as of December 31, 2012, as compared to the total for December 31, 2011:

Property	Tonnes (millions)	Gold Grade (g/t)
Bogoso/Prestea (1)	3.8	3.10
Prestea Underground	5.2	7.40
Wassa/HBB	13.2	1.70
Father Brown Underground (7)	1.4	5.20
Total 2012 (2) (3) (4) (5) (6)	23.6	3.40
Total 2011	13.3	4.49
Notes to Non-Reserves-Inferred Mineral Resources Table

(1)	The Inferred Mineral Resources for Bogoso/Prestea incorporates Pampe and Mampon.

(2)
The Inferred Mineral Resources were estimated in accordance with the definitions and requirements of NI 43-101. Inferred Mineral Resources are not recognized by the United States Securities and Exchange Commission.

(3)
The Inferred Mineral Resources were estimated using an optimized pit shell at a gold price of $1,750 per ounce from which the Mineral Reserves have been subtracted. Other than gold price, the same optimized pit shell parameters and modifying factors used to determine the Mineral Reserves were used to determine the Mineral Resources. In 2011 we used a gold price of $1,500 per ounce for the optimized shells. The Prestea Underground resource was estimated using a $1,750 per ounce gold price and operating cost estimates using an economic gold cut-off of 3.0 g/t.

(4)	The Inferred Mineral Resources are not included in and are in addition to the Mineral Reserves described above.

(5)	The Qualified Person reviewing and validating the estimation of the Inferred Mineral Resources is S. Mitchel Wasel, Golden Star Resources Vice President of Exploration.

(6)	Numbers may not add due to rounding.

(7)
The Father Brown Underground resource has been estimated below the $1,750 per ounce gold pit shell using an economic gold grade cut-off of 2.9 g/t, which the Company believes would be the lower cut-off grade for underground ore.

EMPLOYEES
As of December 31, 2012, Golden Star, including our majority-owned subsidiaries, had approximately 2,000 full time employees and approximately 360 contract employees, for a total of 2,360, an 7% decrease from the approximately 2,360 full time and 190 contract employees at the end of 2011. The 2012 total includes 17 employees at our former principal office in Littleton, Colorado and 8 exploration personnel in South America.
CUSTOMERS
Currently all of our gold production is shipped to a South African gold refinery. The refinery arranges for sale of the gold on the day it is shipped from the mine site and we receive payment for gold sold two working days after the gold leaves the mine site. The global gold market is competitive with numerous banks and refineries willing to buy gold on short notice. Therefore, we believe that the loss of our current customer would not materially delay or disrupt revenues.
COMPETITION
Our competitive position depends upon our ability to successfully and economically explore, acquire, develop and operate new and existing gold properties. Factors that allow gold producers to remain competitive in the market over the long term include the quality and size of ore bodies, cost of operation, and the acquisition and retention of qualified employees. We compete with other mining companies in the acquisition, exploration, financing and development of new mineral properties. There is significant competition for a limited number of gold acquisition and exploration opportunities. We also compete with other mining companies for skilled mining engineers, mine and processing plant operators and mechanics, mining equipment, geologists, geophysicists and other experienced technical personnel.
SEASONALITY
All of our operations are in tropical climates that experience annual rainy seasons. Ore output from our surface mining operations can be reduced during wet periods. Our mine plans anticipate periods of high rain fall each year. Exploration activities are generally timed to avoid the rainy periods to ease transportation logistics associated with wet roads and swollen rivers.
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

•	cause us to be unable to fulfill our debt payment obligations;

•	halt or delay the development of new projects; and

•	reduce funds available for exploration, with the result that depleted mineral reserves may not replaced by new exploration activities.
Furthermore, the need to reassess the feasibility of any of our development projects because of declining gold prices could cause substantial delays or could interrupt development until a reassessment could be completed. Mineral reserve estimations and life-of-mine plans incorporating significantly lower gold prices could result in reduced estimates of mineral reserves and non-reserve Mineral Resources and in material write-downs of our investment in mining properties and increased amortization, reclamation and closure charges.
We have incurred and may in the future incur substantial losses that could make financing our operations and business strategy more difficult and that may affect our ability to service our debts as they become due.
We had net losses of $10.2 million in 2012, $2.5 million in 2011 and $14.6 million in 2010. In recent years increasing operating costs, lower ore grades from our mines and lower gold recovery rates have been the primary factors contributing to such losses. In the future, these factors, as well as declining gold prices, could cause us to continue to be unprofitable. Future operating losses could adversely affect our ability to raise additional capital if needed, and could materially and adversely affect our operating results and financial condition. In addition, continuing operating losses could affect our ability to meet our debt payment obligations.
Our obligations could strain our financial position and impede our business strategy.
We had total consolidated debt and liabilities as of December 31, 2012,of $294.4 million, including $18.2 million in equipment financing loans; $99.3 million ($77.5 million face value) pursuant to the 5% Convertible Debentures (as defined herein); $101.8 million of current trade payables and accrued liabilities; $41.0 million of current and future taxes; and a $34.1 million accrual for environmental rehabilitation liabilities. Our indebtedness and other liabilities may increase as a result of general corporate activities. These liabilities could have important consequences, including the following:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, exploration costs and other general corporate requirements;

•
requiring us to dedicate a significant portion of our cash flow from operations to make debt service payments, which would reduce our ability to fund working capital, capital expenditures, exploration and development projects and other general corporate requirements;

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
Our only current significant internal sources of funds are operational cash flows from Bogoso/Prestea and Wassa/HBB. The anticipated continuing exploration and development of our properties are expected to require significant expenditures over the next several years. During 2013 if cash on hand, free cash flows generated by Bogoso/Prestea and Wassa/HBB and our equipment financing facility is insufficient to cover all of our capital investment needs, we may require additional financing or we may consider rescheduling capital spending. Our ability to raise significant new capital will be a function of macroeconomic conditions, future gold prices, our operational performance and our then current cash flow and debt position, among other factors. Continued uncertainty in the global economy may affect lending practices and our ability to access capital. As a result, we may not be able to obtain adequate financing on acceptable terms or at all, which could cause us to delay or indefinitely postpone further exploration and development of our properties. Consequently, we could lose our interest in, or could be forced to sell, some of our properties.
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
Any hedging activities might be unsuccessful and incur losses.
While we held no hedging instruments during 2012, we may enter into additional hedging arrangements in the future. Future hedging activities might not protect adequately against declines in the price of gold. In addition, although a hedging program could protect us from a decline in the price of gold, it might also prevent us from benefiting fully from price increases. For example, as part of a hedging program, we could be obligated to sell gold at a price lower than the then-current market price.
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
As a result of the foregoing risks, project expenditures, production quantities and rates and cash operating costs, among other things, could be materially and adversely affected and could differ materially from anticipated expenditures, production quantities and rates and costs. In addition, estimated production dates could be delayed materially. Any such events could have a materially adverse effect on our business, financial condition, results of operations and cash flows.
The development and operation of our mining projects involve numerous uncertainties that could affect the feasibility or profitability of such projects.
Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible.
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
Gold exploration involves a high degree of risk. Exploration projects are frequently unsuccessful. Few prospects that are explored are ultimately developed into producing mines. We cannot assure you that our gold exploration efforts will be successful. The success of gold exploration is dependent in part on the following factors:

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
We are dependent on the services of key executives including our President and Chief Executive Officer and Chief Financial Officer, and a number of other highly skilled and experienced executive personnel. Due to the relatively small size of our management team, the loss of one or more of these persons or our inability to attract and retain additional highly skilled employees could have an adverse effect on our business and future operations.
Our increased use of contractors may expose us to a number of risks and increase our mining costs.
We have increased our use of mining contractors at Bogoso/Prestea and Wassa/HBB. The increased use of contractors subjects us to certain risks, some of which are outside our control, including:

•	our ability to negotiate agreements with contractors on acceptable terms;

•	reduced control over those aspects of operations which are the responsibility of the contractor;

•	failure of a contractor to perform under its agreement;

•	interruption of operations or increased costs in the event that a contractor ceases to do business due to insolvency or other unforeseen events;

•	failure of a contractor to comply with applicable legal and regulatory requirements;

•	labor relation issues from a contractors' workforce; and

•	the potential to incur liability to third parties as a result of the actions of our contractors.
The occurrence of one or more of these risks could adversely affect our financial position and results of operations.
Our insurance coverage could be insufficient.
Our business is subject to a number of risks and hazards generally, including:

•	adverse environmental conditions;

•	industrial accidents;

•	labor disputes;

•	unusual or unexpected geological conditions;

•	ground or slope failures;

•	cave-ins;

•	fire damage;

•	changes in the regulatory environment;

•	marine transit and shipping damage and/or losses;

•	natural phenomena such as inclement weather conditions, floods and earthquakes; and

•	political risks including expropriation and civil war.
Such occurrences could result in:

•	damage to mineral properties or production facilities and equipment;

•	personal injury or death;

•	loss of legitimate title to properties;

•	environmental damage to our properties or the properties of others;

•	delays in mining, processing and development;

•	monetary losses; and

•	possible legal liability.
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
We are dependent on information technology systems, which are subject to certain risks, including cybersecurity risks and data leakage risks.
We are dependent upon information technology systems in the conduct of our operations. Any significant breakdown, invasion, virus, cyber attack, security breach, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact our operations. To the extent any invasion, cyber attack or security breach results in disruption to our operations, loss or disclosure of, or damage to, our data or confidential information, our reputation, business, results of operations and financial condition could be materially adversely affected. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. Although to date we have not experienced any material losses relating to cyber attacks, we may suffer such losses in the future. We may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Governmental and Regulatory Risks
As a holding company, limitations on the ability of our operating subsidiaries to make distributions to us could adversely affect the funding of our operations.
We are a holding company that conducts operations through foreign (principally Ghanaian) subsidiaries and joint ventures, and substantially all of our assets consist of equity in these entities. Accordingly, any limitation on the transfer of cash or other assets between the parent corporation and these entities, or among these entities, could restrict our ability to fund our operations efficiently, or to repay the 5% Convertible Debentures or other debt. Any such limitations, or the perception that such limitations might exist now or in the future, could have an adverse impact on available credit and our valuation and stock price.
In 2012 the Government of Ghana made a number of changes to the mining fiscal regime, and proposed significant additional changes that will have a significant impact on our overall costs.

In 2012, the Government of Ghana made several changes to the mining fiscal regime and proposed significant additional changes, which if implemented, would result in an increase in the overall corporate tax payable by mining companies in Ghana. The Government increased the income tax rate from 25% to 35% and disallowed expenditures from one mining area as a deduction from revenues in a separate mining area belonging to the same company in determining the company's taxable income for tax purposes. Further it instituted certain tax depreciation limits.

Additionally, the Government announced its intent to introduce a 10% windfall profit tax on mining companies in 2013.

In late 2011, the Government announced that it intends to establish a tax stability renegotiation team which plans to review the existing tax stability agreements of mining companies operating in Ghana. While our mines do not have tax stability agreements, it is not clear at this time if the tax stability renegotiation team will review our Deeds of Warranty which specify certain tax agreements for our properties. Although the specific details of these proposed changes have not been made available, if these changes are implemented, they would have a significant impact on our profitability and financial resources.
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
As part of its periodic assessment of mine reclamation and closure costs, the Ghana EPA reviews the adequacy of reclamation bonds and guarantees. In certain cases, it has requested higher levels of bonding based on its findings. If the EPA were to require additional bonding at our properties, it may be difficult, if not impossible, to provide sufficient bonding. If we are unable to meet any such increased requirements or negotiate an acceptable solution with the Government of Ghana, our operations and exploration and development activities in Ghana may be materially adversely affected.
The Government of Ghana has the right to increase its interest in certain subsidiaries.
In accordance with the Minerals and Mining Act, 2006 (Act 703), the Government of Ghana has a 10% carried interest in the mineral operations of Ghanaian mining companies. The carried interest comes into existence at the time the government issues a mining license. As such, the Government of Ghana currently has a 10% carried interest in our subsidiaries that own the Bogoso/Prestea properties and the Wassa/HBB properties.
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

•
unilaterally imposed increases in royalty rates, such as the increase in royalty rates imposed by the Government of Ghana, effective March 2011, which changed the method of calculating the royalties from not less than 3% and not more than 6% of a mine's total mineral revenues to a flat rate of 5% of mineral revenues;

•	restrictions on foreign exchange and repatriation; and

•
changing political conditions, currency controls, and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

Illegal mining has occurred on our properties which is difficult to control, can disrupt our business and can expose us to liability.
We continue to experience illegal mining activity on our mining and exploration properties. Most of this activity is on our Prestea South properties. While we are proactively working with local, regional and national governmental authorities to obtain protection of our property rights, any action on the part of such authorities may not occur, may not fully address our problems or may be delayed.
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
Our common shares are listed on the NYSE MKT, the Toronto Stock Exchange and the Ghana Stock Exchange. Companies with market capitalizations similar to ours have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Our share price is also likely to be significantly affected by short-term changes in gold prices or in our financial condition or results of operations as reflected in our quarterly earnings reports. Other factors unrelated to our performance that could have an effect on the price of our common shares include the following:

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

•
a substantial decline in our stock price that persists for a significant period of time could cause our securities to be delisted from NYSE MKT, the Toronto Stock Exchange and/or the Ghana Stock Exchange, further reducing market liquidity.

As a result of any of these factors, the market price of our common shares at any given point in time might not accurately reflect our long-term value. Stock markets in general have recently experienced higher levels of volatility. Securities class action litigation often has been brought against companies following periods of market price volatility that affects the market price of particular securities without regard to the performance of the company whose stock price is affected. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management's attention and resources.
Investors could have difficulty or be unable to enforce certain civil liabilities on us, our directors and our experts.
Golden Star is a Canadian corporation. A majority of our assets are located outside of Canada and the United States, and our principal office was formerly located in the United States. It might not be possible for investors to collect judgments obtained in Canadian courts predicated on the civil liability provisions of Canadian or U.S. securities legislation. It could also be difficult for investors to effect service of process in connection with any action brought in the United States upon our directors and officers. Execution by United States courts of any judgment obtained against us, or any of the directors or executive officers, in the United States courts would be limited to our assets or the assets of such persons in the United States. The enforceability in Canada of United States judgments or liabilities in original actions in Canadian courts predicated solely upon the civil liability provisions of the federal securities laws of the United States is doubtful.
There are certain U.S. federal income tax risks associated with ownership of Golden Star common shares.
Holders of our common shares or options, rights and warrants to purchase our common shares or 5% Convertible Debentures, referred to as “equity securities”, who are U.S. taxpayers should consider that we could be considered to be a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes. Although we do not believe that we were a PFIC for the year ended December 31, 2012, and do not expect to become a PFIC in the foreseeable future, we have not undertaken, and do not plan to undertake, a formal study of whether or not we are a PFIC for any taxable year, and we undertake no obligation to advise holders of our equity securities as to our PFIC status for any year. The tests for determining PFIC status depend upon a number of factors, some of which are beyond our control, and can be subject to uncertainties, and we cannot assure you that we will not be a PFIC for the year ended December 31, 2012 or any future year.
If we are a PFIC for any year, any person who holds our equity securities who is a U.S. person for U.S. income tax purposes, referred to as a U.S. holder, and whose holding period for those equity securities includes any portion of a year in which we are a PFIC, generally would be subject to a special adverse tax regime in respect of “excess distributions.” Excess distributions include certain distributions received with respect to PFIC shares in a taxable year. Gain recognized by a U.S. holder on a sale or other transfer of our equity securities (including certain transfers that would otherwise be tax free) also would be treated as excess distributions. Such excess distributions and gains would be allocated ratably to the U.S. holder's holding period. For these purposes, the holding period of shares acquired either through an exercise of options, rights, warrants or the conversion of 5% Convertible Debentures includes the holder's holding period in the option or convertible debt.
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
Elections may be available to mitigate the adverse tax rules that apply to PFICs (the so-called “qualified electing fund” and “mark-to-market” elections), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. These elections are not available to U.S. holders with respect to options, rights and warrants to acquire our common shares or with respect to convertible debentures. We have not decided whether we would provide to U.S. holders of our common shares the annual information that would be necessary to make a qualified electing fund election.

Additional special adverse rules also apply to investors who are U.S. holders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC. Special adverse rules that impact certain estate planning goals could apply to our equity securities if we are a PFIC.
The conversion feature of the 5% Convertible Debentures could limit increases in the trading price of our common shares.
The conversion price of the 5% Convertible Debentures is $1.65 per share. During periods when our share price is greater than the conversion price, this conversion feature may limit the increase in the price of our common shares, since any increase in the stock price above the conversion price will make it more likely that the 5% Convertible Debentures will be converted, thereby exerting a downward pressure on the market price of the common shares.
The existence of outstanding rights to purchase or acquire common shares could impair our ability to raise capital.
As of March 1, 2013, there were options outstanding to purchase up to 12,645,222 common shares at exercise prices ranging from Cdn$1.08 to Cdn$6.95 per share. In addition, 4,418,396 common shares are available for future issuance under our stock option plans. Furthermore, 47 million common shares are currently issuable upon conversion of the 5% Convertible Debentures (additional shares may be issuable to debenture holders in certain circumstances). During the life of the options, 5% Convertible Debentures and other rights, the holders are given an opportunity to profit from a rise in the market price of common shares, with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional financing during the period such rights are outstanding could be adversely affected, and the existence of the rights could have an adverse effect on the price of our common shares. The holders of the options, 5% Convertible Debentures and other rights can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. DESCRIPTION OF PROPERTIES
MAPS OF OPERATIONS AND PROPERTIES
The maps below show the locations of Bogoso, Prestea, Wassa, Pampe, the Hwini-Butre, Benso and Mampon in Ghana, and various exploration properties in certain other areas of West Africa. These properties are described in further detail below.

GHANA
CÔTE D'IVOIRE
Amélékia
Abengourou
Agboville
Mampon
Pampé
Bogoso / Prestea
Wassa
Chichiwelli
Adubrim
Hwini-Butre / Benso
Manso
Accra
GULF OF GUINEA
Map Area
EXPLANATION
Golden Star Mining Leases
Golden Star Exploration Properties
0
100 KM
N

PROPERTY STATUS TABLE
The chart below summarizes information regarding our more significant properties, which are described in further detail below:

Property	Description	Type of Interest	Expiry Date	Property Size	2012 Status	Comments
Bogoso (Ghana)	Bogoso Mining Lease 1	Government granted mining leases held by a 90% owned subsidiary	8/20/2017	50 km2	Active
Notification received from Minerals Commission to place an application to have Mining Lease 1 expanded to cover Opon deposit within Mansiso prospecting license on-hold following decision to convert Mansiso PL to ML

	Bogoso Mining Lease 2		8/15/2018	45 km2
Bogoso (Ghana)	Bogoso Prospecting License	Prospecting license	10/3/2004	58.52 km2	Inactive	Exploration stage Renewal under application
Prestea (Ghana)	Prestea Mining Surface Lease	Government granted mining lease held by a 90% owned subsidiary	6/28/2031	115.5 km2	Active	Mining and development stage
Prestea Underground (Ghana)	Prestea Underground Mining Lease	Government granted mining lease held by a 90% owned subsidiary	6/7/2031	11.3 km2 lies directly below Prestea surface lease	Active	Exploration stage
Wassa (Ghana)	Wassa Mining Lease	Government granted mining lease held by a 90% owned subsidiary	9/16/2022	52.89 km2	Active	Mining stage
Wassa Regional (Ghana)	Accra Newtown	Prospecting license	11/13/2012	15.68 km2	Active	Exploration stage Renewal under application
	Ateiku-Twifo	Reconnaissance license	5/1/2010 Renewal under application	39.7 km2		Exploration stage Extension under Application
	Dwaben (Safric)	Reconnaissance license	10/1/2012	24.05 km2		Exploration stage Extension under application
Dunkwa-Asikuma (Ghana)		Prospecting license	8/15/2012	66 km2	Active	Development stage Application submitted to have 63 km2 converted into Mampon Mining Lease
Dunkwa-Mansiso (Ghana)		Prospecting license	7/21/2011	56 km2	Active	Exploration stage Extension under application
Akropong (Ghana)	Moseaso	Prospecting license	7/18/2012	43.2 km2	Active	Exploration stage Extension under application
	Kobra-Riyadh East	Reconnaissance license	Conversion to PL in advanced stage	138 km2		Exploration stage Offer letter received and fee for PL paid

Pampe	Pampe Mining Lease	Mining lease	3/6/2012	50 km2	Active	Mining and Exploration Stage Five years extension under application Offer letter received & ML fee paid License awaiting Minister's signature
Hwini-Butre (Ghana)		Mining lease	10/1/2012	40 km2	Active	Mining and Exploration Stage Seven years extension under application Offer letter received & ML fee paid License awaiting Minister's signature
Manso (Ghana)		3 Prospecting licenses and joint venture agreements	Various	221.07 km2	Active	Exploration stage
Benso -Subriso Block (Ghana)		Mining lease	9/26/2011	20.38 km2	Active	Mining and Exploration Stage Seven year extension under application Offer letter received & ML fee paid License awaiting Minister's signature
Benso-Amantin & Chichiwelli Blocks (Ghana)		Prospecting license	11/18/2010	22.46 km2	Active	Exploration stage Renewal under application
Ghana	Abura	Prospecting license - joint venture	3/2/2012	129.05 km2	Active	Exploration stage Extension under application
Regional	Adubrim	Reconnaissance license	3/12/2008 Conversion to PL in advanced	85.17 km2		Offer letter received and fee for PL paid
	Afranse	Prospecting license - joint venture	2/23/2011	77.46 km2		Extension under application
	Esuaso	Prospecting license	11/28/2012	35.58 km2		Extension under application
	Oseneso	Prospecting license - joint venture	1/3/2011	66.21 km2		Extension under application
	Wassa Akropong (Rocco 1)	Reconnaissance license - joint venture	5/01/2010	66.4 km2		Renewal under application
Côte d'Ivoire Regional	Amelekia	Exploration license - 100% held by GSE - CI (GSR subsidiary)	6/10/2014	403.5 km2	Active	Exploration stage Renewal has been granted but documents are still pending due to backlog of renewals after political unrest in 2011

	Abengourou	Exploration license - 100% held by GSE - CI (GSR subsidiary)	8/8/2014	537.3 km2	Inactive	Exploration stage Renewal has been granted but documents are still pending due to backlog of renewals after political unrest in 2011
	Agboville	Exploration license	8/8/2014	481.0 km2	Active	Exploration stage Renewal has been granted but documents are pending due to back-log of renewals after political unrest in 2011
Niger	Deba	Exploration permit - 100% held by GSE-Niger (GSR subsidiary)	12/27/2013	275 km2	Active	JV with AMI Resources Inc who are earning into properties; AMI JV’d with Middle Island Resources (MDI) on Oct. 16, 2012; MDI is the operator
	Tialkam	Exploration permit - 100% held by GSE-Niger (GSR subsidiary)	12/27/2013	183 km2
Brazil	MT-Iriri	21 Prospecting Licenses - Joint Venture	Various: 2/6/2014	1,679 km2	Active	Exploration stage JV with Votorantim Metais Zinco S/A 3-Renewals under application
	MT-Fabinho / Nhandu / Caystar's Iriri	3 Prospecting licenses - 100% held by Caystar-Brasil (GSR subsidiary)	Various: 07/19/2013 04/03-04/2014	119 km2	Active	Exploration stage
	MG-Sao Bartolomeu	9 Prospecting licenses - JV Agreement allow earning up to 65%	Various: 2/23/2013 3/07/2013 4/03-16/2014 5/14/2014 7/03/2015 7/05/2015 11/13/2015	83 km2	Active	Optioned to Kinross Brasil Mineracao S/A
	MG-Fazenda Guardas	2 Prospecting licenses - 100% held by Caystar-Brasil (GSR subsidiary)	4/16/2014	21 km2	Active	Exploration stage 1-Renewal under application
	GO-Sao Jose/Boa Vista Trend	1 Prospecting license - 100% held by Caystar-Brasil (GSR subsidiary)	7/3/2014	76 km2	Active	Exploration stage

License renewal requests were filed with the Ghana Mineral Commission prior to the license expiry dates for all properties shown as expired in the table above. We remain in frequent contact with the Mineral Commission and expect to receive all permits upon completion of administrative processing.
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
The 2006 Mining Act requires that any person who intends to acquire a controlling share of the equity of any mining company that has been granted a mining lease, must first give notice of its intent to the Government of Ghana and also obtain its consent prior to acquiring a controlling share.
Under the 2006 Mining Act, the Government of Ghana holds a 10% free-carried interest in all companies that hold mining leases. The 10% free-carried interest entitles the Government to a pro-rata share of future dividends. The Government has no obligation to contribute development capital or operating expenses. GSBPL and GSWL owe $691.1 million and $58.6 million, respectively, to Golden Star or its subsidiaries as of December 31, 2012, for past advances and interest on these advances, and these amounts would be repaid before payment of any dividends to the government.
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

•	it could only be issued to, held by, or transferred to the Government of Ghana or a person acting on behalf of the Government;

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
Ghanaian Royalty
Ghanaian law sets mineral royalties at a flat rate of 5% of mineral revenues. We paid royalties of $27.6 million, $21.3 million and $13.1 million in 2012, 2011, and 2010, respectively.

Ghanaian Corporate Tax
In 2012 the Government increased the corporate income tax rate from 25% to 35% of taxable income for mining companies. Additionally, the use of capital allowances (tax depreciation) was changed in 2012 to be deductible at a flat rate of 20% over a five year period instead of an 80% deduction in the year that the capital spending was incurred and the majority of the remaining 20% deductible over the following two years.
During 2012, the Government enacted new tax regulations that would disallow expenditures from one mining area as a deduction from revenues in a separate mining area belonging to the same company in determining the company's taxable income for tax purposes. The Government also announced in 2012, but has not yet enacted, its intent to introduce a 10% windfall profit tax on mining companies. The details of these two tax changes have not been made publicly available, and we are thus not able to determine the impact of these proposed new taxes, if any, on our operations.
In 2011, the Government announced that it intends to establish a tax stability renegotiation team which plans to review the existing tax stability agreements of mining companies operating in Ghana. While our mines do not have tax stability agreements, it is not clear at this time if the tax stability renegotiation team will review our Deeds of Warranty which specify certain tax agreements for our properties.
Environmental and other Laws and Regulations
In the various jurisdictions where we operate, all phases of our exploration, project development, and operations are subject to environmental laws and regulations. These laws and regulations may define, among other things, air and water quality standards, waste management requirements, and closure and rehabilitation obligations. In general, environmental legislation is evolving to require more strict operating standards, more detailed socioeconomic and environmental impact assessments for proposed projects, and a heightened degree of accountability for companies and their officers, directors, and employees for corporate social responsibility, and health and safety. Changes in environmental regulations, and the way they are interpreted by the regulatory authorities, could affect the way we operate, resulting in higher environmental and social operating costs that may affect the viability of our operations.
Environmental matters in Ghana, including those related to mining, fall primarily under the oversight of the Environmental Protection Agency (“EPA”), with some responsibilities lying with the Minerals Commission. The EPA has rules and guidelines that govern environmental and socioeconomic impact assessments and statements, environmental management plans, mine operations, the quality of water discharges to the environment, environmental auditing and review, and mine closure and reclamation, among other matters to which our operations are subject. Additional provisions governing surface land uses by our stakeholders are provided in the 2006 Mining Act with further requirements being defined in the associated regulations that were published in 2012.
We note a continuing trend toward substantially increasing environmental requirements and greater corporate social responsibility expectations in Ghana. This includes requirements for more permits, analysis, data gathering, community hearings, and negotiations than have been required typically in the past for both routine operational needs and for new development projects. The trend to longer lead times in obtaining environmental permits has reached a point where we are no longer able to accurately estimate permitting times for our planning purposes. The increases in permitting requirements could affect our environmental management activities including, but not limited to, tailings storage facilities, water management and rehabilitation and closure planning and implementation at our mines.
Our mining, processing, development, and mineral exploration activities are also subject to various laws governing prospecting, development, production, taxes, labor standards, occupational health and safety, land claims of local people and other matters. New rules and regulations may be enacted or existing rules and regulations may be modified and applied in a manner that could have an adverse effect on our financial position and results of operations.
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

•	Incorporated environmental and human rights performance requirements into all relevant contracts;

•	Provide training to employees and contractors in environmental matters;

•	Regularly prepare, review, update, and implement site-specific environmental management and rehabilitation and closure plans;

•	Work to progressively rehabilitate disturbed areas in conformance with the site-specific environmental management and rehabilitation and closure plans;

•	Consult local communities and regulators to provide us with input on our environmental management policies and procedures;

•	Regularly review our environmental performance;

•	Complete our resettlement projects in accordance with the International Finance Corporation Performance Standard 5 on land acquisition and involuntary resettlement; and

•	Publicly report our social, health, safety, and environmental performance.
Reclamation activities were ongoing at both Wassa/HBB and Bogoso/Prestea during 2012 to rehabilitate disturbed lands and reduce some of the long-term liabilities including re-profiling waste dumps, capping hard rock with oxide materials, topsoil spreading and planting for both slope stabilization and long-term rehabilitation. Our consolidated reclamation expenditures totaled $6.2 million, $26.9 million, and $9.7 million in 2012, 2011, and 2010, respectively. The 2011 spending reflects backfilling of the Plant North Pit. We believe all our operations in Ghana are currently in substantial compliance with all environmental requirements.
Corporate Social Responsibility
In keeping with our health, safety and wellbeing, environmental, and community relations and human rights policies, we strive at all times to conduct our business as a responsible corporate citizen. We believe our ongoing success in Ghana depends on our continuing efforts to build good relations with our local stakeholder communities, and by reviewing broader stakeholder comments and addressing stakeholder concerns in our developing projects and ongoing operational activities. We believe our success as an employer, as a neighbor, and as an important part of the local economy is furthered by contributing to the diversification of the local economy with initiatives such as our Golden Star Oil Palm Project and by our support of community-driven improvement projects through our Golden Star Development Foundation. During 2012, the Development Foundation worked with our local Community Mine Consultation Committees to fund and sponsor several community-driven projects including public toilets, a community centre, continuing scholarships for local students, and supplying of medical advice in partnership with a European aid organization (GIZ).
Our Oil Palm Project continued to advance during 2012 and now has 790 hectares of palm oil trees under cultivation with fruit production increasing such that our small holder farmers on the Bogoso Plantation are now receiving sufficient income to become independent. GSR also supports a skills training program for stakeholders aimed at local economic development. The Golden Star Skills Training and Employability Program (GSSTEP) provides practical training for local people in construction and in high tech services such as cell phone repair. We currently have about 140 graduates who are now able to provide skilled services.
In our efforts to promote transparency in governance, we continue to work with the Extractive Industry Transparency Initiative, and throughout 2012 we published our payments to the government of Ghana (e.g. taxes, royalties, fees). We furthered our work in human rights and against discrimination with a training program within Golden Star.
Our commitment to the development of our stakeholder communities demonstrates Golden Star's dedication to Ghana and to sharing the success of our operations with our local communities. In 2012, we signed a series of community agreements with our Bogoso stakeholder communities covering, amongst other things, local employment and community development projects. As we continue to expand our community development programs, we plan to integrate more local people and communities into our economic development and outreach programs, so assisting the Western Region of Ghana to achieve its full potential within the broader Ghana development.

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
There are two ore processing facilities at Bogoso/Prestea and open pit mining methods are employed. Ore is hauled by truck from the pits to the processing plants. Equipment and facilities include the nominal 1.5 million tonne per annum Bogoso non-refractory processing plant, the nominal 3.5 million tonne per annum Bogoso refractory processing plant, a fleet of haul trucks, loaders, drills and mining support equipment. In addition, there are numerous ancillary support facilities including warehouses, maintenance shops, roadways, administrative offices, an employee residential complex, a water supply system, a stand-by 12 megawatt power plant, a medical clinic, and a tailings storage facility. Electric power is available locally from the Ghana power grid.
We acquired Bogoso and its non-refractory processing plant in 1999. The Prestea property was acquired in 2001. In July 2007, we completed construction and development of the Bogoso refractory processing plant. Bogoso/Prestea gold sales from both processing plants totaled 172,379 ounces in 2012 and 140,504 ounces in 2011. See the “Operating Results for Bogoso/Prestea” below for additional details on historical production and operating costs.
Ore for the Bogoso refractory processing plant is mined at the Bogoso North and Chujah pits located a few kilometers north of the the refractory processing plant. In February 2012, the Bogoso non-refractory processing plant began processing non-refractory ore from the the Pampe mine located 18 kilometers west of the plant. In conjunction, the Bogoso oxide plant was refurbished during the last quarter of 2011 in anticipation of processing Pampe oxide and other non-refractory ores from the Bogoso area.
In addition to the currently active Bogoso/Prestea operations described above, Bogoso/Prestea assets include the several development properties, including Dumasi, Mampon, Prestea South and Prestea Underground. See “DEVELOPMENT STAGE PROPERTIES IN GHANA” section below for a description of these properties.
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
Mineral Reserves at Bogoso/Prestea
At December 31, 2012, Bogoso/Prestea had Proven and Probable Mineral Reserves, including at Dumasi, Prestea South, Mampon and Pampe, of 35.2 million tonnes grading 2.51 grams per tonne containing approximately 2.8 million ounces of gold before any reduction for recovery losses and the Government of Ghana's 10% minority interest. See the Proven and Probable Mineral Reserves table in Item 1 of this Form 10-K.

Operating Results for Bogoso/Prestea
The following table shows historical operating results at Bogoso/Prestea:

	For the years ended December 31,
BOGOSO/PRESTEA OPERATING RESULTS	2012	2011	2010
Ore mined refractory (t)	2,515,985	2,671,918	2,733,730
Ore mined non-refractory (t)	805,212	42,220	115,417
Total ore mined (t)	3,321,197	2,714,138	2,849,147
Waste mined (t)	24,937,369	25,242,631	17,839,043
Refractory ore processed (t)	2,463,861	2,396,935	2,776,160
Refractory ore grade (g/t)	2.42	2.57	2.81
Gold recovery – refractory ore (%)	71.2	69.8	65.7
Non-refractory ore processed (t)	873,259	—	146,252
Non-refractory ore grade (g/t)	2.37	—	2.91
Gold recovery - non-refractory ore (%)	59.9	—	43.5
Gold sold refractory (oz)	134,266	140,504	170,973
Gold sold non-refractory (oz)	38,113	—	—
Total gold sales (oz)	172,379	140,504	170,973

Total cash cost ($/oz)	1,243	1,357	899
Royalties ($/oz)	83	73	36
Cash operating cost ($/oz)	1,160	1,284	863
Exploration at Bogoso/Prestea
Exploration activities during 2012 at Bogoso/Prestea were limited to Chujah pit footwall resource conversion drilling, Opon East drill testing and Buesichem, Pampe South and Riyadh non-refractory target drilling. The 2013 exploration focus will be on additional non-refractory or free milling targets such as Buesichem East and Prestea South as well as definition drilling at Mampon.
THE WASSA GOLD MINE
We own and operate the Wassa gold mine located approximately 35 kilometers east of Bogoso/Prestea in southwest Ghana. The property, as now constituted, includes several open-pit mines, the nominal 3.0 million tonne per annum CIL Wassa plant with its crushing and grinding circuits, a fleet of mining equipment, a tailings storage facility and ancillary facilities, including an administration building, a warehouse, a maintenance shop, an 8 megawatt stand-by power generating facility and an employee residential complex. Electric power is available locally from the Ghana power grid.
GSWL also owns and operates the Hwini-Butre and Benso mines located 80 km and 50 km, respectively, south of Wassa. In 2008, following completion of a 50 km haul road, we started mining at Benso and began hauling its ore to Wassa for processing. In May 2009, following completion of a 30 km road extension, the Hwini-Butre mine began trucking ore to the Wassa processing plant. The Benso and Hwini-Butre mines include multiple open pits at both locations as well as mining equipment, equipment repair shops, warehouses and other ancillary support equipment and buildings. Mining was completed at Benso in February 2012. Mining is expected to continue at Hwini-Butre through mid-2014.
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

The volcano-sedimentary sequence hosting the Wassa deposit has been affected by four deformational events spanning across the Eoeburnean (age 2.1-2.2 billion years) and Eburnean orogeny (age 2.1 billion years). The associated gold mineralization which has developed during the earlier Eoeburnean deformational event and subsequently deformed during the Eburnean event has resulted in a complex re-folded vein system at the Wassa mine. During the Eoeburnean deformation, a series of tight isoclinal folds and a strong fabric marked by chlorites, ankerite, and gold-bearing elongated pyrite was developed along with numerous quartz-ankerite veins. The gold-bearing veins along with the early isoclinal folds were re-folded along a large-scale synform during the Eburnean event. The early isoclinal folds control the distribution of high grade mineralization at depth which have been intercepted by the deep drilling program and will continue to be the main focus of the 2013 Wassa exploration program.
Geology at Hwini-Butre and Benso
The HBB properties lie within the south eastern portion of the Ashanti Greenstone Belt. The eastern margin of this belt comprises inter-bedded volcaniclastics while the western margin features a band of highly metamorphosed volcanics. Deposition of the Tarkwaian sediments was followed by a period of dilation and the intrusion of mafic dikes and sills. Subsequent compression and re-activation of faults led to intense folding and thrust faulting with associated shears, and this was accompanied by a regional metamorphic event. The area hosts a range of intrusive lithologies and morphologies including the porphyritic Dixcove granite complexes in the Takoradi area. The age of the various intrusives ranges from 2.2 billion years to 2.1 billion years.
The southern area of the Ashanti belt is host to numerous gold occurrences which are believed to be related to late stages in the regional metamorphism and the commencement of the structural re-activation events. The majority of gold deposits occur as narrow discontinuous quartz veins generally, but not exclusively, hosted by metavolcanic sequences.
Mineral Reserves at Wassa/HBB
As at December 31, 2012, Wassa and Hwini-Butre had Proven and Probable Mineral Reserves of 31.8 million tonnes with an average grade of 1.44 grams per tonne containing approximately 1.47 million ounces of gold. See the Proven and Probable Mineral Reserves table in Item 1 of this Form 10-K.
Operating Results for Wassa/HBB
The following table displays historical operating results at Wassa/HBB.

	For the years ended December 31,
WASSA/HBB OPERATING RESULTS	2012	2011	2010
Ore mined (t)	2,583,072	2,540,965	2,561,088
Waste mined (t)	15,933,486	15,353,762	19,172,059
Ore and heap leach materials processed (t)	2,507,172	2,579,430	2,648,232
Grade processed (g/t)	2.09	2.04	2.29
Recovery (%)	94.6	94.3	94.7
Gold sales (oz)	158,899	160,616	183,931

Total cash cost ($/oz)	979	937	714
Royalties ($/oz)	83	69	37
Cash operating cost ($/oz)	896	868	677
Exploration at Wassa/HBB
Golden Star's main exploration focus for 2012 was delineation drilling on the Wassa deposit. Exploration for the first half of 2012 utilized our own drilling fleet consisting of two multi-purpose drill rigs. The initial drilling results were encouraging, which prompted management to add an additional three contractor drill rigs in August and one more rig in December, bringing the total to six rigs at the end of 2012. The 2012 drilling production at Wassa was 175 drill holes totaling 58,670 meters. Interim mineral resource models were completed to enable year-end Mineral Resource and Mineral Reserve updates which included in this report. The resource model included only drilling results up to the end of August 2012. We expect to update the reserve and resource estimates in the second half of 2013 to incorporate additional drill results from September 1, 2012 onwards. The 2013 drilling programs for Wassa will continue to target the higher grade zones beneath Wassa's existing pits to further delineate the continuity of these zones. See "Development Projects" in Management's Discussion and Analysis below for additional information on drilling at Wassa during 2012 and our drilling plans for 2013.
Exploration activities on the HBB concessions during 2012 focused on drilling beneath the Father Brown and Adoikrom pits, as well as drilling at Pretsea and Esuaso. The 2012 drilling at Father Brown and Adoikrom completed 34 holes totaling 10,408 meters. This drilling continued to intersect the Father Brown and Adoikrom structures at depth which are characterized by westerly dipping quartz veins hosted within sheared diorite and granodiorite intrusives of the Mpohor complex. The company plans to continue testing these zones in 2014 pending the outcome of a scoping study for an underground mining operation which should be completed in 2013. The drilling program will continue through 2013, further testing the Manso and Esuaso targets.
DEVELOPMENT PROPERTIES
PRESTEA UNDERGROUND
The Prestea Underground is an underground gold mine located approximately 15 kilometers south of the Bogoso processing plants. GSBPL holds the mining lease to this property which provides GSBPL with a 90% ownership with the Government of Ghana holding the remaining 10% interest.
Access to the mine site is via a paved road from Bogoso. The property consists of two access shafts with hoisting capabilities and extensive underground workings and support facilities. The Prestea Underground was mined from the 1870's until 2002 when mining ceased following an extended period of low gold prices in the late 1990s and early 2000s. The Prestea Underground has produced approximately nine million ounces of gold, the second highest production of any mine in Ghana.
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
A Preliminary Economic Assessment ("PEA") study was completed in early 2012 that assessed the economic viability of an underground mining operation on a portion of this property, known as the West Reef. Based on the results of PEA, we are now working on a feasibility study scheduled for completion in the second quarter of 2013. See the "Development Projects" section of "Management's Discussion and Analysis" report below for additional discussion of this property.
We have budgeted spending of approximately $26 million in 2013 on development projects and equipment for the underground operations.
Geology of Prestea Underground
The Prestea concession lies on the western margin of the Ashanti greenstone belt, which is located in the West-African craton. The greenstone belt is composed primarily of paleoproterozoic metavolcanic and metasedimentary rocks that are divided into the Birimian Supergroup and the Tarkwa Group. Both units are intruded by abundant granitoids and host numerous hydrothermal gold deposits such as those found in the Obuasi and Prestea mines and paleo-placer deposits such as those found in Tarkwa and Teberebie mines.
The Prestea deposit can be classified as an orogenic mesothermal gold deposit where two main types of gold mineralization have been identified. The most common type of mineralization is fault-fill quartz veins along fault zones and second order structures, while the second type of mineralization is associated with brecciated zones hosted in iron-rich volcanic lenses.
DUMASI
Dumasi is Bogoso's largest undeveloped ore body located approximately 4 kilometers north of the Bogoso processing plants containing Mineral Reserves of 15.3 million tonnes grading 2.19 gram per tonne for 1.08 million ounces of in-situ gold and 0.8 million ounces of recoverable gold. We expect to commence mining the pit in early 2015, and that it will be the major source of ore feed to the Bogoso refractory processing plant for several years and will also send significant amounts of non-refractory ore to the Bogoso non-refractory processing plant as well. Planned expenditures in 2013 are approximately $15 million.
MAMPON
The Mampon deposit is located approximately 35 kilometers north east of the Bogoso non-refractory processing plant containing 1.6 million tonnes of Probable Mineral Reserves at an average gold grade of 4.56 gram per tonne or 0.23 million ounces in situ. This project will employ open pit mining methods and the ore will be hauled by truck to the Bogoso processing plants once mining commences. The permitting process in now underway. We plan to commence construction of a 35 kilometer haul road to Mampon in 2013 and to initiate mining by late 2014. The initial ore will be non-refractory but as mining proceeds deeper into the pit, refractory ore will mined as well. We expect to spend approximately $11 million on Mampon development activities during 2013.

PRESTEA SOUTH PROPERTIES
The Prestea South project is located on the Ashanti Trend, southwest of the town of Prestea and approximately 20 kilometers southwest of the Bogoso processing plants. Gold mineralization is associated with the same Ashanti Trend fault structure that continues to the north through our Bogoso and Prestea properties. While various sections of the mineral resources at Prestea South were mined by prior owners using underground methods, the near-surface non-refractory mineral resources have not been extensively mined, and there are also refractory mineral resources accessible by open pit mining. Our past exploration efforts have identified several deposits along this trend which can be mined by surface mining methods.
We have received mining permits for this area and have applied for environmental permits. We expect to initiate development at Prestea South, including its 10 kilometer haul road extension, once the environmental permits are received. The Prestea South non-refractory ore will be transported to Bogoso and processed through the Bogoso non-refractory plant. The Prestea South refractory ore will be processed through the Bogoso refractory plant. We now expect to initiate mining at the Prestea South pits by early 2014 and our 2013 development expenditures are expected to be approximately $3.7 million. As of December 31, 2012, the Prestea South properties had total Proven and Probable Mineral Reserves of 4.6 million tonnes grading 2.47 grams per tonne containing approximately 0.36 million ounces.
BOGOSO TAILINGS RECOVERY PROJECT
Construction is essentially complete at our hydraulic tailings recovery system at Bogoso which is designed to feed tailings from a decommissioned Bogoso tailings storage facility directly into the Bogoso non-refractory plant's CIL circuit. All environmental permits needed for start-up have been received. While the grade of the tailings material is lower than that of the ores typically treated in the Bogoso oxide plant in the past, operating costs are expected to be low since reclaimed tailings have low mining costs and can be fed directly into the existing CIL circuit, thereby resulting in lower overall processing costs. It is expected that this material will be a supplemental feed to non-refractory ores mined from Pampe and other non-refractory ore sources.
EXPLORATION PROPERTIES
Akropong Trend Properties
The Akropong properties are located along a fault structure which roughly parallels the Ashanti Trend and is located approximately 20 kilometers to the west of our Bogoso refractory plant. Exploration work at Pampe and Afranse were limited in 2012. The Pampe Mineral Resource model was updated in 2012 utilizing results from the drilling undertaken in 2011. We have had challenges with the community allowing access for further exploration on several of our properties along this trend, but discussions are underway to address their concerns.
Dunkwa Properties
The Dunkwa Properties, are located along the Ashanti trend, northeast of our Bogoso mining lease, and consist of two prospecting licenses, Mansiso and Asikuma, the latter hosting our Mampon deposit. The 2012 exploration programs on the Dunkwa properties were limited to a rotary air blast drilling program testing a geophysical conductor located east of the Opon deposit on the Mansiso prospecting license. The initial results were however not encouraging. Late in 2012 we initiated community consultations to resume exploration work on the Mampon deposit where waste dump sterilization, resource conversion and in-fill drilling programs have been budgeted for early 2013. In anticipation of the mining lease, the environmental impact assessment study which was initiated during 2011, continued through 2012.
Other Exploration Stage Properties in Africa
Cote d'Ivoire
Exploration work in Cote d'Ivoire this year involved a deep auger drilling program, designed to test the gold-in-soil anomalies over the Amelekia Permit, with results confirming the sub-surface gold anomalies. The Amelekia, Abengourou and Agboville Licenses were renewed in 2012, for a period of two years. In addition to these three licenses in Cote d'Ivoire, we submitted seven new applications in 2012 along mineralized trends throughout the country. In 2013, we plan to drill the deep soil anomalies at Amelika either on our own or through a joint venture with other exploration companies operating in Cote d'Ivoire.
Burkina Faso
In October 2007, we granted True Gold Mining Inc. (“TGM”), formerly Riverstone Resources Inc., an option to purchase our Goulagou and Rounga concessions in Burkina Faso. Exploration programs in 2010 and 2011 were managed and implemented by TGM and mainly consisted of infill reverse circulation drilling. In December 2011, TGM informed us that they intended to exercise their purchase option for these two properties and the sale was completed in February 2012 upon receipt of $6.6 million of cash and 21.7 million TGM common shares.
Sierra Leone
The Sonfon project was a gold exploration property owned by a joint venture between Golden Star and Aureus Mining, with Golden Star as the majority owner and project manager. The project's license expired on August 8, 2011, and the license was granted by the government at that time to an unknown company.
Deba and Tialkam Projects, Niger
Our interest in the Deba and Tialkam gold properties in Niger were optioned to AMI Resources Inc. ("AMI") in 2009. AMI actively explored these properties in 2011 and 2012, spending more than $1 million. On October 16, 2012, an Earn-in Option Agreement was signed between AMI and Middle Island Resources ("MDI"). MDI is now the operator and is required to spend $2.0 million over 3 years to earn 70% of AMI's Niger properties.
Exploration Stage Properties in South America
Saramacca Property
The Saramacca property, located in Suriname, was sold to Newmont Mining Corporation (“Newmont”) in December 2012. In 2009, we entered into an agreement to sell our Saramacca gold exploration project in Suriname to Newmont Mining Corporation. In December 2012, all requirements for the sale and transfer were met, and ownership and control of the Saramacca project was turned over to Newmont Mining Corporation for total consideration of $9.0 million cash. We received $8.0 million of cash in December 2012 and a final payment of $1.0 million in early 2013. A $9.2 million gain was recognized on this transaction in the fourth quarter of 2012.
Brazil
In Mato Gross state in northern Brazil, we are partners with Votorantim Minerals in the Iriri Joint Venture, a green fields project encompassing regional, wide spaced soil and stream sediment sampling. During 2012, sampling programs included both stream sediment and soil geochemistry sampling. This joint venture requires us to spend $5 million to earn 50% of the precious metal rights on this land package over a three-year period ending September 2013. As of December 31, 2012 we had spent $2.8 million. Additional ownership can be acquired if a project advances to the feasibility stage and we complete a feasibility study. The 2012 exploration program on the Iriri Joint Venture included both stream sediment and soil geochemistry sampling. The joint venture properties were reduced to 1,679 square kilometer after shedding areas tested in 2012 which returned no anomalous stream sample results. In Minas Gerais State, Kinross Gold Corporation continues to explore our Sao Bartolome~~a~~u concessions and has confirmed its intent to continue with additional exploration efforts in 2013 as required to earn into the property.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Our common shares trade on the Toronto Stock Exchange (“TSX”) under the trading symbol “GSC”, on the NYSE MKT under the symbol “GSS” and on the Ghana Stock Exchange under the symbol “GSR”. As of March 1, 2013, 259,105,970 common shares were outstanding and we had 874 registered shareholders. On March 1, 2013, the closing price per share for our common shares as reported by the TSX was Cdn$1.60 and as reported by the NYSE MKT exchange was $1.55

The following table sets forth, for the periods indicated, the high and low market closing prices per share of our common shares as reported by the TSX and the NYSE MKT.

	Toronto Stock Exchange		NYSE MKT
2012	Cdn$ High	Cdn$ Low	$ High	$ Low
First Quarter	2.22	1.61	2.20	1.62
Second Quarter	1.94	0.92	1.97	0.90
Third Quarter	1.97	1.12	2.04	1.06
Fourth Quarter	2.10	1.61	2.09	1.52

	Toronto Stock Exchange		NYSE MKT
2011	Cdn$ High	Cdn$ Low	$ High	$ Low
First Quarter	4.35	2.69	4.69	2.85
Second Quarter	3.06	2.12	3.25	2.20
Third Quarter	2.84	1.81	2.91	1.86
Fourth Quarter	2.41	1.55	2.21	1.59
We have not declared or paid cash dividends on our common shares since our inception and we expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Future dividend decisions will consider then current business results, cash requirements and our financial condition.
PERFORMANCE GRAPH AND TABLE
The following graph and table illustrates the cumulative total shareholder return on the common shares for the fiscal years ended December 31, 2007, through 2012, together with the total shareholder return of the S&P/TSX Composite Index, and the Amex Gold Bug Index for the same period.
The graph and table assumes an initial investment of Cdn$100 at December 31, 2007, in Golden Star common shares and a hypothetical Cdn$100 investment in the two associated indices at the same time. The lines show the change in the value of the initial Cdn$100 investment at the end of each of the next five years, allowing an investor to compare Golden Star's share performed to the performance of the two indices. Because we did not pay dividends on our common shares during the measurement period, the calculation of the cumulative total shareholder return on the common shares does not include dividends.

160
140
120
100
80
60
40
20
Cdn $
2007
2008
2009
2010
2011
2012
Golden Star Resources Ltd.
S&P/TSX Composite Index
AMEX Gold Bug Index

	2007	2008	2009	2010	2011	2012
Golden Star Resources Ltd.
Dollar Value	$100	$39	$105	$146	$52	$59
Annualized Return Since Base Year		(61)%	2%	14%	(15)%	(10)%
Return Over Previous Year		(61)%	167%	40%	(64)%	13%
S&P /TSX Composite Index
Dollar Value	$100	$65	$85	$97	$86	$90
Annualized Return Since Base Year		(35)%	(8)%	(1)%	(4)%	(2)%
Return Over Previous Year		(35)%	31%	14%	(11)%	4%
Amex Gold Bugs Index
Dollar Value	$100	$92	$111	$141	$121	$109
Annualized Return Since Base Year		(8)%	5%	12%	5%	2%
Return Over Previous Year		(8)%	22%	27%	(14)%	(10)%

RECENT SALES OF UNREGISTERED SECURITIES
All sales of unregistered securities during 2012 have previously been reported.
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
A particular U.S. resident person may not be entitled to benefits under the Treaty if the “limitations of benefits” provisions of the Treaty apply to the particular U.S. resident person. The limitation of benefit provisions under the Treaty are complex and U.S. residents are advised to consult their own tax advisers in this regard.
Certain entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) do not qualify as residents of the U.S. for the purposes of the Treaty. A member or holder of an interest in such an entity that holds our common shares should consult the member or holder's own tax advisors.
Special rules, which are not discussed in this summary, may apply if you are an insurer carrying on business in Canada and elsewhere, or a financial institution as defined by section 142.2 of the Tax Act. If you are in any doubt as to your tax position, you should consult with your tax adviser.
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
Taxation of Capital Gains
Gains realized by you on a sale, disposition or deemed disposition of our common shares, will not be subject to tax under the Tax Act unless (a) the common shares constitute “taxable Canadian property” within the meaning of the Tax Act at the time of the sale, disposition or deemed disposition (including a deemed disposition upon death of a holder), and (b) such gain is not exempt under the Treaty.
Generally, our common shares will not constitute “taxable Canadian property” at a particular time to you provided that (a) the common shares are listed on a “designated stock exchange” (which currently includes the TSX) at that time, and (b) at all times in the 60 months preceding the particular time, either (i) you and other persons with whom you do not deal at arm's length, alone or in any combination, did not hold, directly or indirectly, 25% or more of the issued shares of any class in our capital stock, or (ii) no more than 50% of the fair market value of our common shares was derived directly or indirectly from one or any combination of (A) real or immovable property situated in Canada, (B) Canadian resource properties, (C) timber resource properties, and (D) options in respect of, or interests in, such properties
In certain circumstances set out in the Tax Act, the common shares may be deemed to be taxable Canadian property. Under the Treaty, a holder entitled to the benefits of the Treaty and to whom our common shares are taxable Canadian property will not be subject to Canadian tax on the disposition or deemed disposition of the common shares unless at the time of disposition or deemed disposition, the value of the common shares is derived principally from real property situated in Canada. Currently, our common shares do not derive their value principally from real property situated in Canada.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS
The following discussion is a general summary of the material U.S. federal income tax consequences of the ownership and disposition of our common shares by a holder of our common shares that is an individual resident of the United States or a United States corporation (a “U.S. Holder”). This summary is general in nature and does not address the effects of any state or local taxes, U.S. federal estate, gift, or generation-skipping taxes, or the tax consequences in jurisdictions other than the United States. In addition, this discussion does not discuss all aspects of U.S. federal income taxation that may be relevant to investors subject to special treatment under U.S. federal income tax law (including, for example, owners of 10% or more of the voting shares of the Company). This summary is based on the U.S. Internal Revenue Code of 1986, as amended (which we refer to as the “Code”), the regulations promulgated thereunder, court decisions and published rulings of the Internal Revenue Service (the “IRS”), as in effect on the date hereof, and the Convention between the United States of America and Canada with Respect to Taxes on Income and on Capital signed on September 26, 1980, as amended and currently in force (which we refer to as the “Treaty”), and does not take into account the possible effect of future legislative or administrative changes or court decisions. We will not request any rulings from the IRS or obtain any opinions from counsel on the tax consequences described below, or on any other issues. The IRS or a court might reach a contrary conclusion with respect to the issues addressed herein if the matter were to be contested. Future legislative or administrative changes or court decisions may significantly change the conclusions expressed herein, and any such changes or decisions may have a retroactive effect with respect to the matters discussed herein. This discussion assumes that we are not, and will not become, a controlled foreign corporation as determined for U.S. income tax purposes.
YOU SHOULD CONSULT YOUR OWN ADVISOR REGARDING THE U.S. FEDERAL INCOME TAX CONSEQUENCES OF THE ACQUISITION, OWNERSHIP AND DISPOSITION OF OUR COMMON SHARES IN LIGHT OF YOUR PARTICULAR CIRCUMSTANCES.
Sale or Other Disposition of Our Common Shares
Subject to the passive foreign investment company rules discussed below, a U.S. Holder that sells or otherwise disposes of our common shares will recognize capital gain or loss for U.S. federal income tax purposes equal to the difference between (i) the U.S. dollar value of the amount realized on the sale or disposition and (ii) the adjusted tax basis, determined in U.S. dollars, of those common shares. Any such capital gains will be taxed as long-term capital gains if the U.S. Holder's holding period in the common shares exceeds one year at the time of the sale or other disposition. Long-term capital gains of individuals are generally subject to preferential maximum federal income tax rates. The deductibility of capital losses is subject to limitations.
Distributions

We do not expect to pay dividends in the foreseeable future. However, subject to the passive foreign investment company rules discussed below, a U.S. Holder must include in gross income as dividend income the gross amount of any distribution (including the amount of any Canadian withholding tax thereon) paid by the Company out of its current or accumulated earnings and profits (as determined for U.S. federal income tax purposes) with respect to our common shares. A distribution on our common shares in excess of current or accumulated earnings and profits will be treated as a tax-free return of capital to the extent of the U.S. Holder's adjusted tax basis in such common shares (thus reducing, but not below zero, the adjusted tax basis of such common shares), and thereafter as gain from the sale or exchange of common shares. See “-Sale or Other Disposition of Our Common Shares” above.
Except as described below, dividends received by an individual U.S. Holder would be taxed as “qualified dividend income” to such U.S. Holder and will generally be subject to the same preferential maximum federal income tax rates that apply to long-term capital gains. However, dividend income will not be qualified dividend income (and will be taxed at ordinary income rates) if (i) the U.S. Holder fails to hold the common shares for at least 61 days during the 120 day period beginning 60 days before the ex-dividend date; (ii) the IRS determines that the Treaty is not a comprehensive income tax treaty that entitles our dividends to qualified dividend treatment and our common shares are no longer readily tradable on an established securities market in the United States; or (iii) we are a passive foreign investment company (as described in “-Passive Foreign Investment Company Rules” below) for the taxable year in which the dividend is paid or in the preceding taxable year.
For foreign tax credit limitation purposes, dividends paid by us will be income from sources outside the United States. Subject to various limitations, Canadian withholding taxes will be treated as foreign taxes eligible for credit against a U.S. Holder's U.S. federal income tax liability. The limitation on foreign taxes eligible for credit is calculated separately with respect to specific classes of income. Dividend income generally will constitute “passive category” income, or in the case of certain U.S. Holders, “general category” income. The use of foreign tax credits is subject to complex conditions and limitations. In lieu of a credit, a U.S. Holder who itemizes deductions may elect to deduct all of such holder's foreign taxes in the taxable year. A deduction does not reduce U.S. tax on a dollar-for-dollar basis like a tax credit, but the deduction for foreign taxes is not subject to the same limitations applicable to foreign tax credits. U.S. Holders are urged to consult their own tax advisers regarding the availability of foreign tax credits.
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
Although we do not believe that we were a PFIC for the year ended December 31, 2012, and do not expect to become a PFIC in the foreseeable future, we have not undertaken, and do not plan to undertake, a formal study of whether or not we are a PFIC for any taxable year, and we undertake no obligation to advise U.S. Holders as to our PFIC status for any year. The tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and can be subject to uncertainties. Accordingly, we cannot assure U.S. Holders that we are not or will not be a PFIC for the year ended December 31, 2012 or any future year.
If we are a PFIC for any year, a U.S. Holder whose holding period for our common shares includes any portion of a year in which we are a PFIC generally would be subject to a special adverse tax regime in respect of “excess distributions.” Excess distributions include certain distributions received with respect to PFIC shares in a taxable year. The gain recognized by a U.S. Holder on a sale or other transfer of our common shares (including certain transfers that would otherwise be tax-free, such as gifts, exchanges in a corporate reorganization, or grants as security for a loan) also would be treated as excess distributions. Such excess distributions and gains would be allocated ratably to the U.S. Holder's holding period. For these purposes, the holding period of shares acquired either through an exercise of options or the conversion of 5% Convertible Debentures includes the U.S. Holder's holding period in the options or 5% Convertible Debentures.
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
Elections may be available to mitigate the adverse tax rules that apply to PFICs (the so-called “qualified electing fund” and “mark-to-market” elections), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. The qualified electing fund and mark-to-market elections are not available to U.S. Holders with respect to options to acquire our common shares or 5% Convertible Debentures. Further, if a U.S. Holder of options or 5%

Convertible Debentures were to make either a qualified electing fund or mark-to-market election with respect to common shares received on exercise of an option or convertible debenture, the U.S. Holder will be required to treat as an “excess distribution” (subject to the adverse rules described above) any appreciation inherent in the common shares when the election first becomes effective. The mark-to-market election may be made only if, and so long as, our common shares are “regularly traded” on a qualified exchange or market. We have not decided whether we would provide to U.S. Holders the annual information that would be necessary to make the qualified electing fund election.
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
U.S. Holders who own common shares during any year in which we are a PFIC must file IRS Form 8621 with their U.S. federal income tax return for each year in which such holder owns our common shares, even if we subsequently would not be considered a PFIC. Pursuant to Code Section 1298(f), as amended in 2010, U.S. Holders may be required to provide additional information regarding ownership of an interest in a PFIC. As of the date hereof, the IRS has suspended the reporting requirements imposed under Code Section 1298(f) for PFIC shareholders that are not otherwise required to file IRS Form 8621.
Medicare Tax on Unearned Income
For taxable years beginning after December 31, 2012, a surtax of 3.8% is imposed on the “net investment income” of certain U.S. Holders to the extent that net investment income exceeds a certain threshold. Net investment income generally includes (among other types of income) dividends and net gains from the disposition of property (other than property held in a “non-passive” trade or business). Net investment income is reduced by deductions that are properly allocable to such income.
Foreign Currency Transactions
Generally, amounts received by a U.S. Holder in foreign currency (including dividends paid in foreign currency) will be valued at the rate of exchange on the date of receipt. The subsequent disposition of any foreign currency received (including an exchange for U.S. currency) will generally give rise to ordinary gain or loss.
Information Reporting and Backup Withholding
Dividend payments made with respect to our common shares and proceeds from the sale or other disposition of our common shares may be subject to information reporting requirements and/or to U.S. backup withholding (currently at a rate of 28%).
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
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below are derived from our audited consolidated financial statements for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, and should be read in conjunction with those financial statements and the notes thereto. The consolidated financial statements have been prepared in accordance with U.S. GAAP. Reference should also be made to “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.”

SUMMARY OF FINANCIAL CONDITION
(Amounts in thousands of U.S. Dollars except per share data)

	As at December 31,
	2012	2011	2010	2009	2008
Working capital	$76,463	$(33,200)	$139,410	$145,206	$1,651
Current assets	207,527	196,540	262,494	220,142	91,973
Total assets	725,876	727,678	753,226	722,708	663,344
Current liabilities	131,064	229,740	123,084	74,936	90,322
Long-term liabilities	163,327	59,636	193,023	201,891	193,871
Shareholder's equity	431,485	438,302	437,119	443,357	379,151

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Revenues	$550,540	$471,007	$432,693	$400,739	$257,355
Net loss	(10,215)	(2,502)	(14,605)	(8,903)	(69,204)
Net loss per share - basic	$(0.04)	$(0.01)	$(0.04)	$(0.05)	$(0.31)

No dividends were paid during these five years.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is designed to provide information that we believe necessary for an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion and analysis should be read in conjunction with the accompanying audited consolidated financial statements and related notes. The financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). This Management's Discussion and Analysis of Financial Condition and Results of Operations includes information available to March 4, 2013.

NON-GAAP FINANCIAL MEASURES
In this Form 10-K, we use the terms "cash operating costs", "cash operating cost per ounce” and "cash generated before working capital changes".
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
“Cash operating cost per ounce” for a period is equal to “Cost of sales” for the period less mining related depreciation, depletion and amortization costs, royalties, production taxes, accretion of asset retirement obligation costs, costs that meet the definition of a stripping activity asset under International Financial Reporting Standards ("IFRS") and operations-related foreign currency gains and losses for the period, divided by the number of ounces of gold sold during the period.

	For the year ended
	December 31, 2012
	Wassa	Bogoso/Prestea	Combined
Cost of sales – GAAP	$221,324	$276,294	$497,618
Less royalties	(13,221)	(14,340)	(27,561)
Less betterment stripping costs	—	(28,016)	(28,016)
Less operations-related foreign exchange losses	846	1,025	1,871
Less mining related depreciation and amortization	(65,329)	(33,508)	(98,837)
Less accretion of asset retirement obligations	(1,293)	(1,523)	(2,816)
Cash operating cost	$142,327	$199,932	$342,259

Ounces sold	158,899	172,379	331,278

Cash operating cost per ounce	$896	$1,160	$1,033

	For the year ended
	December 31, 2011
	Wassa	Bogoso/Prestea	Combined
Cost of sales – GAAP	$192,976	$227,177	$420,153
Less royalties	(11,016)	(10,279)	(21,295)
Less betterment stripping costs	—	(5,173)	(5,173)
Less operations-related foreign exchange losses	860	544	1,404
Less mining related depreciation and amortization	(42,239)	(29,226)	(71,465)
Less accretion of asset retirement obligations	(1,159)	(2,686)	(3,845)
Cash operating cost	$139,422	$180,357	$319,779

Ounces sold	160,616	140,504	301,120

Cash operating cost per ounce	$868	$1,284	$1,062

	For the year ended
	December 31, 2010
	Wassa	Bogoso/Prestea	Combined
Cost of sales – GAAP	$204,031	$197,424	$401,455
Less royalties	(6,865)	(6,194)	(13,059)
Less betterment stripping costs	(8,505)	(4,558)	(13,063)
Less operations-related foreign exchange losses	125	(43)	82
Less mining related depreciation and amortization	(63,363)	(37,284)	(100,647)
Less accretion of asset retirement obligations	(950)	(1,853)	(2,803)
Cash operating cost	$124,473	$147,492	$271,965

Ounces sold	183,931	170,973	354,904

Cash operating cost per ounce	$677	$863	$766

We use cash operating cost per ounce as a key operating indicator. We monitor this measure monthly, comparing each month's values to prior periods' values to detect trends that may indicate increases or decreases in operating efficiencies. We provide this measure to our investors to allow them to also monitor operational efficiencies of our mines. We calculate this measure for both individual operating units and on a consolidated basis.

Since cash operating costs do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Changes in numerous factors including, but not limited to, mining rates, milling rates, ore grade, gold recovery, costs of labor, consumables and mine site general and administrative activities can cause these measures to increase or decrease. We believe that these measures are similar to the measures of other gold mining companies, but may not be comparable to similarly titled measures in every instance.
"Cash generated before working capital changes" is calculated by subtracting the "Changes in working capital" from "Net cash provided by operating activities" as found in our statements of cash flows. We calculate this non-GAAP measure to assist users of the data to better understand the cash generating results of our mining operations.
All these measures should be considered as non-GAAP financial measures as defined in SEC Regulation S-K Item 10 and in applicable Canadian securities laws and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. There are material limitations associated with the use of such non-GAAP measures.
TRENDS AND EVENTS FOR THE YEAR ENDED DECEMBER 31, 2012
MANAGEMENT CHANGES AND HEAD OFFICE RELOCATION PLANS
It was announced on December 13, 2012, that Golden Star Resources plans to relocate its corporate headquarters from Denver Colorado, United States to Toronto Ontario, Canada by the middle of 2013. Several management changes were also announced in conjunction with the office relocation including the following: Tom Mair, CEO, elected to remain in Denver and resign from his officer position and Board seat effective December 31, 2012; Sam Coetzer, formerly Chief Operating Officer for Golden Star, was appointed as President and CEO effective January 1, 2013. Additionally, Mr. Coetzer was named to the Company's Board of Directors effective December 14, 2012. Chris Thompson elected to remain as a Board member but relinquished his chairman role effective December 31, 2012. Tim Baker, formerly chief operating officer of Kinross Gold Corporation, joined the Board as Executive Chairman effective January 1, 2013. Mr. Baker, who grew up in Kenya, has extensive experience in operating mines and projects around the world, including Chile, Africa and the Dominican Republic for Placer Dome and Kinross Gold. Jeff Swinoga was appointed as Executive Vice President and Chief Financial Officer effective January 7, 2013. Mr. Swinoga has extensive mining industry experience as a CFO with Hudbay Minerals and North American Palladium. Roger Palmer, previously the CFO, became Vice President and Treasurer on January 7, 2013. Golden Star's new Toronto headquarters are located at 150 King Street West, Toronto, Canada.
SALE OF PROPERTIES
SARAMACCA
In 2009, we entered into an agreement to sell our Saramacca gold exploration project in Suriname to Newmont Mining Corporation. In December 2012, all requirements for the transfer were met and ownership and control of the Saramacca project was turned over to Newmont Mining Corporation for total consideration of $9.0 million cash. We received $8.0 million cash in December 2012 and a final payment of $1.0 million in early 2013. A $9.2 million gain was recognized on this transaction in the fourth quarter.
BURKINA FASO EXPLORATION PROPERTIES
In December 2011, True Gold Mining Inc. ("TGM"), formerly Riverstone Resources Inc., notified us, per terms of a 2007 exploration earn-in agreement, of their intent to exercise their purchase option for our Goulagou and Rounga exploration properties in Burkina Faso. The sale of these exploration projects was completed in February 2012 upon our receipt of $6.6 million of cash and 21.7 million TGM common shares valued at $15.8 million on the day of the sale. On the day of the sale, we also held 4.0 million TGM shares from earlier transactions with TGM. The underlying properties' carrying value had been written down to zero in prior periods, resulting in the recognition of a net gain of $22.4 million on the completion of this disposition in the Statement of Operations.

Since the sale of this property in February 2012, we have sold 1.2 million of our TGM shares leaving a balance of 24.5 million shares at December 31, 2012. The price of TGM's shares has dropped from $0.73 per share at the February 2012 acquisition date to $0.61 per share at December 31, 2012. As a result of the share sales and change in TGM share price, we recorded an unrealized loss of $2.7 million in the Statement of Comprehensive Income/loss as of December 31, 2012, and the fair market value of the remaining shares was $15.0 million.

CONVERTIBLE DEBENTURES AND CREDIT FACILITIES
CONVERTIBLE DEBENTURES
On May 31, 2012, we issued $77.5 million of 5% Convertible Senior Unsecured Debentures due June 1, 2017 (the "5% Convertible Debentures") in exchange for an aggregate of $74.5 million of the principal amount outstanding of our 4% Convertible Senior Unsecured Debentures due November 30, 2012 (the "4% Convertible Debentures"), by way of privately negotiated transactions with certain holders of the 4% Convertible Debentures. We incurred a $0.6 million loss on the extinguishment of the 4% Convertible Debentures in the second quarter. As a result, an aggregate of approximately $50.5 million principal amount of 4% Convertible Debentures remained outstanding as of May 31, 2012. In September 2012, we redeemed an additional $6.1 million of our 4% Convertible Debentures by way of a privately negotiated transaction, and on November 30, 2012 the $44.4 million of remaining principal amount of the 4% Convertible Debentures was redeemed in cash. See Note 13 to the accompanying financial statements for details of these transactions.
Both the 4% Convertible Debentures and 5% Convertible Debentures are accounted for at fair value and marked to market each reporting period, and the corresponding gain/loss on fair value is recorded in the Statement of Operations. We recorded a loss of $28.0 million related to the 4% Convertible Debentures and 5% Convertible Debentures as of December, 2012. The loss is mainly related to the increase in the fair value of the conversion feature of the 5% Convertible Debentures. The fair value of the conversion feature is calculated using a Black-Scholes model, our share price rises, so does the value of the conversion feature of the 5% Convertible Debentures.
EXPIRY OF REVOLVING CREDIT FACILITY
Our $31.5 million revolving credit facility expired on April 1, 2012, with no outstanding balance.
GOLD PRICES
Gold prices have generally trended upward during the last twelve years from a low of $252 per ounce in 2001 to a high of $1,895 per ounce in September 2011 and prices have tracked between $1,550 per ounce and $1,775 per ounce during 2012. Gold prices can fluctuate widely due to several factors such as changes in demand for physical gold, forward selling by gold mining companies, government actions, changes in the value of the U.S. dollar and global mine production rates. We realized an average of $1,662 per ounce for our gold shipments during 2012 and $1,564 per ounce for our gold shipments during 2011.
RESTART OF THE BOGOSO NON-REFRACTORY PLANT
Ore processing was restarted at our Bogoso non-refractory plant in the first quarter of 2012 following completion of the plant renovation project in late 2011. Feed for the restarted plant came initially from non-refractory ore stockpiles at Bogoso, but by March 2012, the plant began receiving non-refractory ore from our Pampe mine, where mining was restarted in the third quarter of 2011. During 2013, we expect most of the feed for the Bogoso non-refractory plant to come from Pampe, with minor amounts of supplemental non-refractory ores from the Bogoso non-refractory pits. The Bogoso non-refractory plant produced and sold 38,113 ounces of gold in 2012 and nil ounces in 2011. See Bogoso's Results of Operations below for additional detail.
INCREASES IN MINING COSTS
While gold prices have trended upward in recent years, the mining industry has also experienced steady increases in mine operating costs including the costs of fuel, electric power, labor, explosives, mining equipment, equipment maintenance parts and chemicals consumed in the processing plants. In addition, many governments around the world have increased mineral royalties, fees and income tax rates in recent years.
Mining is an energy intensive industry using large quantities of electricity and fuel in the mining, transport, crushing, grinding and processing of ores, and as a result, a mine's cost structure is sensitive to changes in fuel and electric power costs. Increases in crude oil prices from $45 per barrel in early 2009, to in excess of $100 per barrel in 2012 have thus contributed to higher mining costs worldwide in recent years. Increasing fuel costs have also resulted in higher electric power costs in many areas including Ghana. The resource mining boom of recent years has constrained the availability of skilled mining personnel, which in turn has put upward pressure on labor costs. It has also contributed to increases in mining equipment costs and longer lead times for new orders for large equipment. Despite the higher costs, our mining and processing costs per tonne have remained relatively flat since early 2011 reflecting our efforts to control operating costs.

INCREASES IN TAXATION AND REGULATIONS
INCREASES IN TAXATION
In the first quarter of 2012, the Government of Ghana enacted three changes to tax rules which apply to mining companies operating in Ghana and further announced its intent to implement two additional changes.
Changes enacted in 2012:
1. Rate Increase: A 10% increase in income tax rates from 25% in 2011 to 35% in 2012 resulted in an increase in our deferred tax liability of approximately $9.6 million as our deferred future income tax liabilities as of December 31, 2011 were raised to reflect the future impact of the new higher rate.
2. Tax Depreciation Limits: Prior to 2012, a mining company could add 80% of the cost of its annual qualified capital spending to a tax asset pool known as "Capital Allowances", which were immediately available, on an unlimited basis, to reduce taxable income. Once taxable income was reduced to zero in a given year, the remaining balance of the Capital Allowance pool was available for use in subsequent years. Under the new rule, only 20% of a new year's capital spending can be added to the Capital Allowance pool, and one fourth of the remaining 80% is added to the pool in each of the subsequent four years. This new rule delays the availability of Capital Allowances and could result in a smaller amount of available Capital Allowance in a given year which could result in a higher taxable income and accelerated cash taxes.
3. Ring Fencing: The Government's new rules disallow the use of expenditures in one mining area as a deduction from revenues in a separate mining area leased by the same company in determining the company's taxable income. While no details have been released for the application of this new rule, the Company expects this to have an immaterial impact on the calculation of tax expense in 2013.
Additional changes announced but not yet enacted:
4. Windfall Profit Tax: The Government of Ghana has stated its intention to implement a 10% windfall profit tax on mining companies. The Government held hearings on this new development during the second and third quarters of 2012, but has not yet finalized this new tax.
5. Stability Agreement Renegotiations: The Government has established a tax stability renegotiation team that is reviewing the existing tax stability agreements of mining companies operating in Ghana. While our subsidiaries do not have tax stability agreements, it is not clear if the tax stability renegotiation team will also review our Deeds of Warranty which specify certain tax agreements for our properties.
Since its inception, GSWL has not paid income tax in Ghana because Ghana tax law allowed a deduction for the cost of past capital investments (Capital Allowances)when GSWL calculated its taxable income. During 2012, GSWL's Capital Allowance pool was largely depleted and the tax law changes effective in 2012 placed new restrictions on use of Capital Allowances to offset taxable income. As a result, Wassa incurred taxable income in 2012 for the first time, and it is expected that GSWL will pay approximately $12 million of taxes to the Government of Ghana in 2013 related to GSWL's 2012 taxable income. We expect Wassa will continue to generate taxable income going forward and more specifically, it is expected that GSWL will make provisional tax payments on its 2013 income.
RECENT CHANGES IN GHANA MINING LAWS
The Ghana Minerals Commission has announced changes in the regulations governing mining and exploration activities and mining operations in Ghana including, among other things, health, safety and environmental standards of mining, incentives for local procurement of mining supplies and equipment, revised rules on employment of expatriate workers, compensation for land used in mining, mine inspections, mine and exploration permitting, use of explosives, mine closure and rehabilitation, stakeholder concerns, employees training, tailings storage facilities and working conditions. The Ghana Chamber of Mines is currently engaged in discussions designed to clarify the goals, intent and application of the new regulations as they will be implemented. Pending the outcome of the discussions, we are not in the position to evaluate their impact on Golden Star.
RESERVES AND DEVELOPMENT ACTIVITIES
INCREASE IN WASSA/HBB RESERVES
Golden Star's main exploration focus for 2012 was delineation drilling on the Wassa Main deposit. Exploration during the first half of 2012 utilized our own drilling fleet, consisting of two multi-purpose drill rigs. The initial drilling results were encouraging, which prompted management to add three additional contractor drill rigs in August and one more rig in December, bringing the total to six rigs at the end of 2012. The 2012 drilling production at Wassa was 175 drill holes totaling 58,670 meters. Interim Resource models were completed to enable year-end Resource and Reserve updates, which are included in this report. As a result the Company increased Proven and Probable Mineral Reserves by 85% to 1.47 million ounces of contained gold, relative to December 31, 2011.
PRESTEA UNDERGROUND - WEST REEF
In May 2012 we completed a preliminary economic assessment ("PEA") of the West Reef area of the Prestea Underground mine located near our Bogoso mining operation in Ghana. Based on the results of this study, we are now preparing a full feasibility study to better define the economic potential of this underground gold property. We expect the feasibility study to be competed during the second quarter of 2013. See "Prestea Underground" in the Development Projects discussion in this section of this Form 10-K for additional details of the PEA.

RESULTS OF OPERATIONS - 2012 COMPARED TO 2011
CONSOLIDATED RESULTS

SUMMARY OF CONSOLIDATED FINANCIAL RESULTS	2012	2011	2010
Bogoso/Prestea gold sold (oz)	172,379	140,504	170,973
Wassa/HBB gold sold (oz)	158,899	160,616	183,931
Total gold sold (oz)	331,278	301,120	354,904

Average realized price ($/oz)	1,662	1,564	1,219
Cash operating cost - combined ($/oz)	1,033	1,062	766
Gold revenues ($ in thousands)	550,540	471,007	432,693
Cash flow provided by operations ($ in thousands)	94,290	23,643	96,616
Cash flow provided by operations per share ($)	0.36	0.09	0.37
Net loss attributable to Golden Star ($ in thousands)	(9,490)	(2,075)	(11,229)
Net loss per share – basic ($)	(0.04)	(0.01)	(0.04)
Gold revenues increased $79.5 million, totaling $550.5 million in 2012 as compared to $471.0 million in 2011. The revenue improvement was a result of more gold ounces sold and higher gold prices than in the previous year. The higher gold sales were due to the re-start of ore processing at Bogoso's non-refractory processing plant in early 2012, which contributed an incremental 38,113 ounces to 2012's total sales as compared to nil in 2011. See "Bogoso Results of Operations" section below for additional details of the non-refractory plant. Realized gold prices averaged $1,662 per ounce during 2012, up 6% from $1,564 per ounce in 2011.
Consolidated 2012 cost of sales totaled $497.6 million, up 18% from $420.2 million in 2011. The major factor in our cost increase was the start-up of Bogoso's non-refractory plant early in 2012. In addition, we saw higher prices for various key operating inputs during the year including fuel, cyanide, lime, grinding media and drilling costs. Higher cash operating costs also reflect an increase in waste mining activities at Wassa/HBB in 2012 as compared to 2011. During 2012, $16.7 million of operating costs were capitalized to ore stockpile inventories at Bogoso/Prestea and Wassa/HBB as both mines built ore stockpiles to facilitate more optimal ore blending capabilities and to provide a continuous ore supply during the rainy seasons in Ghana when mining activities are often impeded by wet conditions in the pits. Depreciation charges in 2012 were up $27.4 million from 2011 due to the impact of a change in production mix on the units-of-production amortization costs in 2012 and more ounces sold at Bogoso/Prestea and the 5% royalty due to the Government of Ghana increased due to the higher revenues as compared to 2011.
Exploration expenses were lower than a year earlier reflecting generally lower exploration budgets during 2012. The major factor contributing to the reduction in corporate general and administrative expenses was $4.2 million of corporate advisory consulting expense in 2011 that was not repeated in 2012. The lower consulting expense was partially offset by $2.6 million of severance expenses (see "Management Changes in the Trends and Events" section above). Property holding costs were up in 2012 from 2011, reflecting activity related to the preparation of the PEA for the Prestea Underground earlier in 2012 and preparation of a feasibility study, which is now underway.
Derivative losses were nil in 2012. Most of the the derivative losses in 2011 were related to gold price forward contracts, all of which expired by December 31, 2011, and we did not hold gold price forward contracts during 2012.

We issued $77.5 million of 5% Convertible Debentures in May 2012. The 5% Convertible Debentures are convertible into common shares at a conversion rate of 606.0606 common shares per $1,000 principal amount (equal to an initial conversion price of $1.65 per share), or approximately 25% above the closing share price on the day prior to the date the 5% Convertible Debentures were issued. Subsequent to the issuance date, the price of our common shares increased, reaching $1.84 per share by December 31, 2012. The 5% Convertible Debentures were marked to market at December 31, 2012, increasing the fair value of the liability. As a result we recorded a non-cash loss of $28.0 million. This compares to a $26.2 million fair value gain adjustment for our 4% Convertible Debentures as of December 31, 2011, the gain was primarily driven by falling share prices during 2011 which resulted in a lower value of the option feature and a lower liability.
The $31.6 million gain on sale of investments is related to the sale of two of our exploration properties during 2012. The first was a sale of our exploration properties in Burkina Faso where we recognized a $22.4 million gain and the second was related to the sale of Saramacca, our exploration properties in Suriname where we recognized a gain of $9.2 million. See the Trends and Events section above for more detail on these sales.
The increase in income taxes over 2011's level was caused by higher Ghanaian taxable income at GSWL in 2012 and by an increase in Ghanaian income tax rates early in 2012, which caused a $9.6 million increase in GSWL's tax liability.
Consolidated 2012 financial results include a net loss attributable to Golden Star of $9.5 million or $0.04 per share as compared to a net loss attributable to Golden Star of $2.1 million or $0.01 per share in 2011. Our mine operating margin of $52.9 million increased $2.0 million from $50.9 million in 2011. In addition, we achieved a reduction in several non-operating expenses as compared to 2011 including lower exploration expense, lower corporate general and administrative expense costs and lower derivative losses. But these cost reductions were more than offset by a non-cash loss in fair value of our 5% Convertible Debentures and by higher income tax expense, resulting in the larger loss year over year.
BOGOSO/PRESTEA OPERATIONS 2012 COMPARED TO 2011

BOGOSO/PRESTEA OPERATING RESULTS	2012	2011	2010
Ore mined refractory (t)	2,515,985	2,671,918	2,733,730
Ore mined non-refractory (t)	805,212	42,220	115,417
Total ore mined (t)	3,321,197	2,714,138	2,849,147
Waste mined (t)	24,937,369	25,242,631	17,839,043
Refractory ore processed (t)	2,463,861	2,396,935	2,776,160
Refractory ore grade (g/t)	2.42	2.57	2.81
Gold recovery – refractory ore (%)	71.2	69.8	65.7
Non-refractory ore processed (t)	873,259	—	146,252
Non-refractory ore grade (g/t)	2.37	—	2.91
Gold recovery - non-refractory ore (%)	59.9	—	43.5
Gold sold refractory (oz)	134,266	140,504	170,973
Gold sold non-refractory (oz)	38,113	—	—
Gold sales (oz)	172,379	140,504	170,973

Total cash cost ($/oz)	1,243	1,357	899
Royalties ($/oz)	83	73	36
Cash operating cost ($/oz)	1,160	1,284	863
Our Bogoso/Prestea operation mined the Chujah and Bogoso North pits throughout 2012 yielding 2.5 million tonnes of refractory ore, essentially the same as in 2011. All of the refractory ore was sent to the Bogoso refractory processing plant. Bogoso/Prestea restarted the non-refractory processing plant in early 2012 and opened the non-refractory Pampe pit in late 2011 which supplied a majority of the ore feed to the non-refractory plant during 2012. The non-refractory plant processed 837,259 tonnes of ore in 2012 which yielded 38,113 ounces in 2012 as compared to nil in 2011.
Bogoso/Prestea's revenues totaled $286.6 million during 2012, up $64.1 million from $222.5 million in 2011. The increase in revenues was related to the 38,113 ounces from the non-refractory plant during 2012. In addition, Bogoso/Prestea's realized gold price averaged $1,663 per ounce in 2012, 5% higher than the realized $1,584 per ounce in 2011.
Bogoso's cash operating cost totaled $199.9 million in 2012, up from $180.4 million in 2011. While the refractory operation cut back on its waste mining in 2012, the tonnes mined at the non-refractory operation essentially offset this, resulting in total tonnes mined at Bogoso/Prestea similar to what were mined in 2011. As a result, total mining costs were similar to 2011 before the non-refractory mining operations was initiated. However, start-up of the non-refractory plant in 2012 resulted in an increase in processing costs at Bogoso and this accounted for most of the increase in Bogoso/Prestea's total operating costs as compared to 2011.
Approximately $1.8 million of pre-stripping costs at the new Pampe pit were capitalized in 2012 and a total of $9.1 million of Bogoso/Prestea's mining and processing costs were capitalized into in-process and ore stockpile inventories during 2012. The inventory increase included filling the non-refractory plant when it was started up in the first quarter of 2012 and the refractory operation added ore to its stockpiles to provide adequate ore feed to the refractory plant during the wet seasons and to allow for better ore blending.
Refractory Operations - Tonnes processed at Bogoso's refractory plant were up 3% from 2011, and gold recovery was higher but lower feed grades resulted in a drop in ounces produced as compared to 2011. The refractory plant sold 134,266 ounces for the year, down 6% from 140,504 ounces in 2011. An increase in tonnes processed in 2012 reflects improvements achieved during 2012 in plant availability and utilization and better ore availability.
The drop in refractory ore grade reflects natural variability in the ore deposits being mined. Increasing amounts of fresh refractory ore, as mining progressed deeper into the Bogoso refractory pits, improved gold recovery rates to 71.2% in 2012, up from 69.8% in 2011.
Non-Refractory Operations - During 2012, the non-refractory plant processed 873,259 tonnes following its February 2012 re-start. Gold recovery averaged 59.9% in 2012 but fluctuated during the year from a low of 54.1% in the first quarter to a high of 71.8% in the third quarter as different types of ore became available. Fourth quarter recovery was down at 58.5%. A gravity circuit was added to the non-refractory plant in the third quarter of 2012 which contributed to the increase in gold recovery.
The grade of the non-refractory ore also fluctuated during the year depending on ore types mined. The plant head grade was 2.66 grams per tonne in the first quarter of 2012, 2.71 grams per tonne in the second quarter, 2.04 grams per tonne in the third quarter and 2.21 grams per tonne in the fourth quarter. Waste slips on the upper benches of the Pampe pit early in 2012 temporarily delayed access to higher grade ores zones causing the drop in grades during the third and fourth quarters of 2012.
In summary, Bogoso/Prestea's higher operating costs in 2012 were the result of the non-refractory plant's start-up phase early in 2012 and the costs of removing the slip material at Pampe, partially offset by capitalization of costs to stockpile and in-process inventory.
During 2012, Bogoso/Prestea finished construction and start-up of portions of a water treatment plant required to process plant waste water prior to its discharge to a local stream. Water is currently stored in an abandoned pit a few kilometers from the Bogoso processing plants, when the treatment plant is completed, the stored water stored will be returned to Bogoso for treatment along with Bogoso's then current discharge amounts. Engineering studies are underway evaluating various design changes that could reduce water treatment costs.
As discussed below in the "Development Projects" section, Bogoso/Prestea has planned a major capital development program in 2013 and 2014 which is expected to bring several new projects into production over the next three years. These plans include development of the Dumasi deposit, the Prestea Underground's West Reef, Mampon and Prestea South. These new development projects will require higher amounts of capital spending than in recent years, but they are also expected to increase gold output and lower future cost per ounce. See "Liquidity Outlook" below for more details on capital investment spending at Bogoso/Prestea in 2013. In addition to higher capital spending in 2013, we are planning major pit wall push backs at Bogoso/Prestea's Chujah and Bogoso North pits during 2013. While these push backs will increase stripping rates and mining costs in 2013, the push backs are designed to provide a more reliable supply of refractory ore to Bogoso's refractory plant in subsequent years beginning in 2014.
Improvements were made in our relationship with the communities that surround our operations during 2012. To this end we negotiated and signed a series of community agreements with our Bogoso stakeholder communities during the year, covering amongst other things, local employment and community development projects. We also expect to further expand our community development programs and to integrate more local people and communities into our economic development and outreach programs, to assist the Western Region of Ghana to achieve its full potential.

WASSA/HBB OPERATIONS 2012 COMPARED TO 2011

WASSA/HBB OPERATING RESULTS	2012	2011	2010
Ore mined (t)	2,583,072	2,540,965	2,561,088
Waste mined (t)	15,933,486	15,353,762	19,172,059
Ore and heap leach materials processed (t)	2,507,172	2,579,430	2,648,232
Grade processed (g/t)	2.09	2.04	2.29
Recovery (%)	94.6	94.3	94.7
Gold sales (oz)	158,899	160,616	183,931

Total cash cost ($/oz)	979	937	714
Royalties ($/oz)	83	69	37
Cash operating cost ($/oz)	896	868	677
During 2012, Wassa mined and processed ore from the Wassa pits near the Wassa processing plants and from the Benso and Father Brown pits at Hwini Butre. Mining operations were completed at Benso in February 2012 and mining rates were subsequently increased at Father Brown and at Wassa to compensate for the Benso pit closure. The Father Brown pit at Hwini-Butre came online in late 2011 and its higher gold grades contributed to the increase in Wassa plant feed grade during 2012 as compared to 2011. During 2012, Hwini-Butre provided approximately 28% of the Wassa plant ore tonnes at an average grade of approximately 4.57 grams per tonne. It is expected that Father Brown pit will provide approximately 43% of the Wassa plant ore feed in 2013 at an expected grade of 2.9 grams per tonne.
As previously reported, the drilling program to test areas below the Wassa pits was accelerated in the second half of 2012 by bringing in four additional drills to supplement the two drills that have been working at the Wassa pits since early in 2012. See "Development Projects" section below for additional detail on this drilling program.
Land acquisition for a new Wassa tailings storage facility was completed during 2012 and construction of the new facility is now underway and is expected to be completed by mid-2013. The new tailings project, along with the drilling discussed above, are expected to be the major capital projects at Wassa during 2013. Arrangements are also underway to allow an expansion of the Father Brown pit at Hwini-Butre over the next year and potential longer term expansion plans are being evaluated.
Wassa sold 158,899 ounces of gold during 2012, approximately 1% lower than the 160,616 ounces sold in 2011. Gold revenues totaled $263.9 million in 2012, up from $248.5 million in 2011. Wassa realized an average gold price of $1,661 per ounce during 2012, up 7% from $1,547 per ounce a year earlier.
Wassa's consolidated 2012 cash operating costs were comparable to 2011, up less than 1% from $139.4 million from 2011. The increase in costs was related to an increase in the number of tonnes mined in 2012.
Since its inception, GSWL has not paid income tax in Ghana because Ghana tax law allowed a deduction for the cost of past capital investments when GSWL calculated its taxable income. During 2012, GSWL's Capital Allowance pool was largely depleted and in addition, tax law changes effective in 2012 placed new restrictions on use of Capital Allowances to offset taxable income. As a result, Wassa incurred taxable income in 2012 for the first time, and it is expected that GSWL will pay approximately $12.4 million of taxes to the Government of Ghana in 2013 related to GSWL's 2012 taxable income. We also expect Wassa will continue to generate taxable income going forward and more specifically, it is expected that GSWL will make provisional tax payments on its 2013 income.
RESULTS OF OPERATIONS - 2011 COMPARED TO 2010
Consolidated Results
Consolidated 2011 financial results included a net loss attributable to Golden Star of $2.1 million or 0.01 per share which was improved over a net loss attributable to Golden Star of $11.2 million or $0.04 per share in 2010. While the number of ounces sold was down from 2010's level and operating costs were higher, rising gold prices during 2011 yielded an increase in revenues that exceeded the impact of lower ounces and higher operating costs. Realized gold prices averaged $1,564 per ounce during 2011, up 28% from $1,219 per ounce in 2010. Lower ore grades and less tonnes of ore processed at both Bogoso and at Wassa contributed to the 2011 loss, as did higher cash operating costs at both operations.
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
Gold hedging activities during 2011 resulted in a loss of $19.5 million, up from a $1.1 million loss in 2010. Most of these losses were related to forward gold price contracts which lost value during the year as gold prices rose. Offsetting the gold derivative losses in 2011 was a $26.2 million gain on fair value of the option feature in our 4% Convertible Debentures. The gain was in response to lower prices of our common shares which resulted in a lower value of the option feature. In comparison, we recorded a $3.2 million loss on the fair value of the conversion feature of our 4% Convertible Debentures in 2010 in response to rising prices for our common shares. See Note 4 of the attached financial statements for additional disclosure on fair value adjustments to our 4% Convertible Debentures.
Interest expense totaled $8.9 million in 2011, down marginally from $9.2 million in 2010, reflecting lower balances on our equipment financing loans during 2011 as loan balances were paid down. Corporate general and administrative costs totaled $25.4 million in 2011, up from $17.1 million in 2010. Most of the increase was related to one-time corporate advisory and consulting fees totaling $4.2 million, increases in non-cash stock compensation expense, addition of a technical services group and higher option and personnel costs. The consulting expense was related to an independent review performed at our mine sites to improve production processes and to lower operating costs. This project was competed in 2011. The increase in income tax expense from 2010 reflects higher income in Ghana at Wassa.
Bogoso/Prestea Operations 2011 Compared to 2010
Bogoso/Prestea's revenues totaled $222.5 million in 2011, up from $206.5 million in the same period of 2010. While the number of ounces sold was lower than in 2010, increases in realized gold prices during 2011 more than offset the impact of lower ounces. Bogoso's realized gold price averaged $1,584 per ounce during 2011, up from $1,207 per ounce a year earlier. Bogoso sold 140,504 ounces in 2011, down from 170,973 ounces in 2010. Decreases in tonnes processed and lower plant feed grade were the major factors contributing to the drop in ounces sold.
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
Cost analysis and cost control planning was a major focus at all operational sites during 2011, and implementation of the new cost control programs are expected in early 2012. As part of the cost control efforts, we carried out an extensive mine planning exercise in late 2011 to determine the the optimum sequencing of the future Bogoso/Prestea pits to provide a steady, long term flow of refractory and non-refractory ores to the Bogoso refractory and non-refractory processing plants.
Mining of non-refractory ore was initiated at the Pampe pit west of Bogoso late in the third quarter of 2011 and the Bogoso non-refractory plant was brought on-line in the first quarter of 2012.
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
Mining operations were completed at Benso in February 2012. The new Father Brown pit at Hwini-Butre came on line in the fourth quarter of 2011, replacing ore from other Hwini-Butre pits that were closed upon completion of mining.
DEVELOPMENT PROJECTS
Progress was made at both Bogoso/Prestea and at Wassa/HBB during 2012 to advance the development of several projects located on the existing Bogoso/Prestea and Wassa/HBB leases. Each of these projects has the potential to increase gold output and/or to lower costs per ounce. At Bogoso/Prestea, design, permitting and engineering proceeded on the Dumasi, Mampon, Prestea South and Prestea Underground projects. At Wassa, development plans are underway for an expansion of the Father Brown pit at Hwini-Butre to access additional higher grade ore and a longer-term pit expansion is being evaluated. Drilling at Wassa during 2012 identified several zones of gold mineralization below the existing pits, which contributed to an 85% increase in Proven and Probable Reserves, and additional drilling is planned in 2013 to better define the size and potential of this new resource. A description of each of our development projects follows.
BOGOSO/PRESTEA PROJECTS:
DUMASI - Dumasi is Bogoso's largest undeveloped ore body located approximately 4 kilometers north of the Bogoso processing plants, containing Proven and Probable Mineral Reserves of 15.3 million tonnes grading 2.2 gram per tonne for 0.8 million ounces of recoverable gold. This pit is expected to come on-line in early 2015, it is expected to be the major source of ore feed to the Bogoso refractory processing plant for several years and is anticipated to send significant amounts of non-refractory ore to the Bogoso non-refractory processing plant as well. Ore grades at Dumasi are expected to be lower than at the Chujah and Bogoso North pits that have supplied most of the refractory ore at Bogoso in recent years, but its stripping ratio should be lower. Dumasi development will require a resettlement of a community located near the planned pit, which we estimate will require spending of approximately $15 million during 2013. To advance the development of the project, we signed a negotiated resettlement agreement with the community that is acceptable to all stakeholders. Construction of the new resettlement town site is expected to begin in 2013 and we currently expect to initiate mining at Dumasi in 2015.
MAMPON - The Mampon deposit is located approximately 35 kilometers north east of the Bogoso processing plants containing 1.6 million tonnes of Probable Mineral Reserves at an average gold grade of 4.56 grams per tonne. This project will employ open pit mining methods and the ore will be hauled by truck to the Bogoso processing plants once mining commences. The permitting process in now underway. We plan to commence construction of a 35 kilometer haul road to Mampon in 2013 and to initiate mining by 2014. The initial ore will be non-refractory but as mining proceeds deeper into the pit, refractory ore will be mined as well. We expect to spend approximately $11 million on Mampon development activities during 2013.
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
The PEA was filed on SEDAR in Canada and was furnished to the US Securities and Exchange Commission in early May 2012. The Mineral Resources reported in the PEA are compliant with Canada's National Instrument 43-101. The Board of Directors has authorized management to proceed with a West Reef feasibility study, which is expected to be completed in the second quarter of 2013. The environmental permitting will proceed in parallel with the feasibility study. This project has been registered with the Ghana Environmental Protection Agency, and the consultant to complete the environmental impact assessment work has been selected.
In the second quarter of 2012, the Board of Directors approved $1.8 million for additional drilling on the West Reef and $4.0 million for mining equipment, permitting and shaft rehabilitation during the second half of 2012. Geo-technical drilling of the reef commenced in August 2012 and is continuing into 2013. We expect to spend $26 million on underground development and capital equipment during 2013.
Permitting for the Prestea Underground is underway. We submitted an Environmental Scoping Report for the project and have been advised to proceed with the environmental impact assessment. The environmental baseline collection is underway and the environmental impact statement will be completed for submission to the EPA for the approval. In the interim, environmental and mining permits have been received which allows pre-development activities to proceed. These activities include refurbishment and up-grading of underground equipment and facilities to improve the structural integrity of the shafts, upgrading of the mine ventilation system, recommissioning of ore and waste handling infrastructure in preparation for West Reef mining and clean up of ore from old development and stoping areas that have short term production potential.
BOGOSO TAILINGS RECOVERY PROJECT
Construction of the Bogoso hydraulic tailings recovery system, designed to feed tailings from a decommissioned Bogoso tailings storage facility directly into the Bogoso non-refractory processing plant, is now complete and environmental permits needed for start-up have been received. We plan to initiate a test run of this new operation in early 2013 and expect to feed the old tailings to the non-refractory plant as a supplemental feed to the primary non-refractory ore sources. While the grade of the tailings material is lower than that of the ores typically treated in the Bogoso non-refractory plant in the past, operating costs are expected to be low since reclaimed tailings can be fed directly into the existing CIL circuit after a minimal amount of processing through the ball mill.
PRESTEA SOUTH PROPERTIES
The Prestea South project is located on the Ashanti Trend, southwest of the town of Prestea and approximately 20 kilometers southwest of the Bogoso processing plants. Gold mineralization is associated with the same Ashanti Trend fault structure that continues to the north through our Bogoso and Prestea properties. While various sections of the mineral resources at Prestea South were mined by prior owners using underground methods, the near-surface non-refractory mineral resources have not been extensively mined, and there are also refractory mineral resources accessible by open pit mining. Our past exploration efforts have identified several deposits along this trend which can be mined by surface mining methods.
We have received mining permits for this area and have applied for environmental permits. We expect to initiate development at Prestea South, including its 10 kilometer haul road extension, once the environmental permits are received. The Prestea South non-refractory ore will be transported to Bogoso and processed through the Bogoso non-refractory plant. The Prestea South refractory ore will be processed through the Bogoso refractory plant. We plan to spend approximately $4 million on development activities during 2013. Mining is expeted to begin here in early 2014.
As of December 31, 2012, the Prestea South properties had total Proven and Probable Mineral Reserves of 4.6 million tonnes grading 2.47 grams per tonne containing approximately 0.36 million ounces.

WASSA/HBB:
WASSA DRILLING PROGRAM - As previously reported, the drilling program testing areas below the Wassa pits was accelerated in the third and fourth quarters of 2012 by bringing in three additional drills to supplement the two drills that have been working at the Wassa pits since early in 2012. Production from the five drills totaled 58,670 meters during 2012. A sixth drill was added near the end of 2012. The 2012 drilling was designed to delineate the extent and geologic controls of the higher grade zones of mineralization. Drilling continues to intercept zones of gold mineralized material at various depths below the existing Wassa pits and the drill data is being analyzed to better understand the geology and its impact on the mineralization. See "Operating Properties" section above for a description of the geology associated with this drilling program.

Drilling results up to the end of August 2012 were used to update an interim resource model estimate and this was the basis for the expanded December 31, 2102 resource and reserve estimates contained in this document. Most of the 670,000 ounce increase in Proven and Probable Reserves at Wassa during 2012 was related directly to the new drilling below the Wassa pits, and the grade of the new reserves below the existing Wassa pits is higher than the grades mined at Wassa in recent years.
We expect to continue drilling beneath the Wassa pits throughout 2013 and plan to complete an updated resource model in the second half of 2013 which will incorporate drilling completed since August 2012. We expect that the additional drilling completed after August 2012 and the additional planned drilling in 2013, will result in a further increase in Wassa's resources.
EXPLORATION PROJECTS
Exploration expense and capitalized drilling expenditures totaled approximately $21 million during 2012. The main focus of exploration in 2012 was the drill testing of the Wassa resource expansion beneath the existing Wassa pits. The 2012 Wassa program focused on step-out drilling which tested the extent of the previously intersected mineralization along strike on 25 meter drill fences and down and up dip extensions of the mineralization on 50 to 100 meter spacing.
Our other exploration efforts in 2012 included drilling the Father Brown and the Adoikrom underground targets beneath the existing open pits, drilling at Pretsea and Esuaso at HBB and drilling the Opon East geophysical target. Exploration efforts were also restarted on the West Reef at the Prestea Underground where we purchased and commissioned our own underground drill rig in the second half of 2012. The underground drilling was focused on infilling the existing drilling to collect information for geotechnical and metallurgical studies for the ongoing feasibility study.
In Niger our properties are being earned into by Middle Island Resources, which have taken over the Joint Venture from AMI Resources. Exploration activity was limited to deep auger drilling on our Amelika property in Cote D'Ivoire during 2012, however all three of our licenses were renewed for two years and we have also submitted seven additional applications which are pending approval. The Sonfon property in Sierra Leone remains in a state of limbo as we continue our efforts to re-instate the exploration license.
In South America, 2012 exploration efforts concentrated on the Iriri joint venture in northern Mato Grosso state in Brazil, where we have the ability to earn a 50% ownership position in a 1,679 square kilometer land package. The Iriri joint venture is a green fields project encompassing regional, wide spaced soil and stream sediment sampling. During 2012, sampling programs included both stream sediment and soil geochemistry sampling.
In Suriname, we completed the sale of our remaining 49% interest in the Saramacca project in Suriname to Newmont Mining Corporation for approximately $9.0 million and the exploration license was transferred to Newmont in December 2012.
2013 Exploration Plans
We have budgeted approximately $20 million for exploration activities in 2013 most of which will be concentrated on 1.) continue Wassa pit expansion drilling, 2.) resource conversion and geotechnical drilling at the West Reef section of the Prestea Underground, 3.) Mampon resource conversion and infill drilling and 4.) Prestea South non-refractory ore confirmation drilling.
The majority of 2013's exploration expenditures will be at Wassa where we plan to spend an additional $13 million on expansion drilling programs. The 2013 drilling programs for Wassa Main will continue to target the higher grade zones beneath the B Shoot, Starter pit and 242 pit to further delineate the continuity of these zones. Infill holes will be planned based on results, infilling where additional information is needed to build better confidence in mineralization continuity and geometry or higher grades.
Prestea Underground exploration during 2013 will concentrate on completing the remaining geotechnical/metallurgical sample drilling on 24 level and a single drill rig will then be used to define and delineate additional resources along the West Reef projected strike and dip. The 2013 surface exploration drilling at Bogoso/Prestea will target non-refractory material for the non-refractory plant, and will include Mampon and Aboronye infill and resource conversion, Buesichem East non-refractory drill off and Prestea South non-refractory confirmation programs. The 2013 exploration activities at HBB will be limited to further drilling of the Manso and Esuaso targets.
West African exploration activities outside of Ghana will be limited in 2013 to allow focus on the expansion of our current assets in Ghana. Limited exploration in Cote d'Ivoire will involve drill testing of the Amelika deep auger anomalies either by Golden Star or by a joint venture partner.
Brazil exploration for 2013 will be limited to project evaluation and monitoring of our joint venture properties with Kinross in Minas Gerais State. We are awaiting final results for the Iriri joint venture and depending on these results, will decide whether to pull out of the joint venture or follow up on any anomalies should they materialize. In Suriname, we will assist Newmont to complete the transfer of the Saramacca properties and then will close the Paramaribo office.

LIQUIDITY AND CAPITAL RESOURCES
We held $78.9 million in cash and cash equivalents as of December 31, 2012, down from $103.6 million at the end of 2011. The major factor contributing to the reduction was the redemption of outstanding debt during 2012. During 2012 we redeemed $125 million of our 4% Convertible Debentures using $50.5 million of cash and the issuance of $77.5 million of new 5% Convertible Debentures.
Before working capital changes, our operations provided $106.3 million of operating cash flow, up from $31.5 million in 2011. The increase was related primarily to increases in revenues from more ounces produced and sold at higher gold prices in 2012. Lower reclamation spending also contributed to the improvement in 2012 operating cash flow. We substantially completed back-filling the Plant North pit at Bogoso in 2011 at a cost of $23.5 million, which accounted for most of 2011 reclamation spending. As a result, reclamation spending dropped from $26.9 million in 2011 to $6.2 million in 2012.
Working capital changes during 2012 used a net $12.0 million as compared to $7.9 million in 2011. Increases in ore stockpile inventories contributed $12.2 million to the increase in 2012 including $9.1 million to increase Bogoso/Prestea's ore stockpile inventories. The inventory increase included filling the non-refractory plant upon start-up as well as larger non-refractory stockpiles to support operations at the non-refractory plant. Refractory ore stockpiles were increased at Bogoso to provide a contingency for the wet seasons and to allow for better ore blending. Wassa also added to its ore stockpiles during 2012 to create a stand-by surge pile to be available during wet weather. The increase in deposits in 2012 reflects down payments on capital equipment purchases and payments for long-lead time purchases. In summary, net cash provided by operating activities was $94.3 million in 2012 as compared to $23.6 million in 2011, an increase of $70.7 million.
A net of $69.1 million was used in investing activities during 2012, including for $43.4 million on mining property development drilling and mine development projects and $45.1 million for the acquisition of new equipment and facilities at the mine sites.
Major capital spending items at Bogoso during 2012 included $11.2 million for new mobile mining equipment, $4.0 million for improvements to the plants, $4.5 million for tailings facilities, $4.2 million for on-going construction of a water treatment plant, $4.4 million for development drilling, $1.8 million for pre-stripping at Pampe, $4.5 million for Prestea Underground upgrades, $3.9 million for mine development and other items of $0.7 million.
During 2012, Wassa's major capital projects included $14.1 million of development drilling, mostly at the Wassa pits, $18.1 million for resettlement of a community to allow development of a new tailings disposal facility, $4.7 million for new mobile equipment, $2.3 million for an upgrade to the current tailings storage facility and development of a new tailings storage facility now underway, $5.1 million in plant upgrades, $2.1 million of other capital equipment and $2.9 million on other projects.
The sale of our Burkina Faso assets generated $6.6 million of cash in February 2012, and an additional $0.7 million of cash was realized during the balance of the year upon sale of a portion of the shares received as payment for the sale of the Burkina Faso properties. We also received $8.0 million of cash in December 2012 from the sale of an exploration project in Suriname.
In summary total cash used in investing activities was $69.1 million in 2012 as compared to $97.6 million used in 2011, a decrease of $28.5 million.
Scheduled debt repayments on our equipment financing facility and capital leases used $8.3 million of cash in 2012, and new borrowings on our equipment financing facility provided $8.5 million of cash. The new borrowings covered the purchase of five new haul trucks, a loader and two new drills. An additional $50.5 million was used to redeem our outstanding 4% Convertible Debentures during 2012. This resulted in $50.0 million being used in financing activities in 2012 compared to $0.5 million million being used in 2011, an increase of $49.5 million.
In summary, operating cash flow before working capital changes provided $106.3 million of cash in 2012 of which $12.0 million was used for working capital, $83.0 million was used for capital investing purposes, a net $50.3 million was used to pay down debt, $15.6 million was received on sale of assets, and $1.3 million was used for other purposes resulting in a net cash reduction of $24.8 million for the year. During 2012, all of our cash was held as cash or was invested in funds that held only U.S. treasury notes and bonds.
Since its inception, GSWL has not paid income tax in Ghana because Ghana tax law allowed a deduction for the cost of past capital investments when GSWL calculated its taxable income. During 2012, GSWL's Capital Allowance pool was largely depleted and in addition tax law changes effective in 2012 placed new restrictions on use of Capital Allowances to offset taxable income. As a result, Wassa incurred taxable income in 2012 for the first time and it is expected that GSWL will pay approximately $12.4 million of taxes to the Government of Ghana in 2013 related to GSWL's 2012 taxable income. We expect Wassa will continue to generate taxable income going forward and more specifically, it is expected that GSWL will make provisional tax payments on its 2013 income.

LIQUIDITY OUTLOOK
Based on current expectations, capital needs for 2013 and 2014 will be higher than in recent years as we pursue a series of organic growth projects (see "Development Project" section above) at our existing properties that are expected to increase gold output and lower future costs per ounce. Also during 2013, we will do major pit wall push backs at the Chujah and Bogoso North pits which will raise Bogoso/Prestea's operating cost in 2013. While these push backs will raise stripping rates in 2013, it will provide a more steady supply of refractory ore to Bogoso's refractory plant in subsequent years beginning in 2014. In addition to the new mine development project, Bogoso/Prestea is evaluating a major plant upgrade at Bogoso's refractory plant designed to increase throughput and improve recoveries and Wassa will proceed with construction of a new tailings disposal facility during 2013. More specifically the expected capital costs of our mines are as follows:

Expected Capital Spending ($millions)	2013
Bogoso/Prestea
Dumasi development	$15
Mampon and Prestea South Development	15
Prestea Underground	26
Water treatment plant	5
Mining equipment	10
Plant upgrades	12
Other	9
Sub-total	$92

Wassa/HBB
Tailings storage facility	15
Wassa drilling program	13
HBB Development costs	7
Wassa Plant upgrades	9
Other	5
Sub-total	$49
Total Capital Spending	$141
As of December 31, 2012, we had $18.2 million of outstanding loans on our $35 million equipment financing facility leaving a borrowing capacity of $16.8 million. Our revolving credit facility expired on April 1, 2012, as scheduled in the terms of the original loan agreement.
We expect that our capital projects will be funded by operating cash flow, the equipment financing facility and cash on hand at December 31, 2012 as well additional financing. If these cash sources are not sufficient, certain capital projects could be delayed, alternatively we may need to pursue additional debt or equity financing and there is no assurance that such financing will be available at all or on terms acceptable to us. Under our current shelf registration statement, we may issue, from time to time, any combination of common shares, preferred shares, warrants, rights or convertible debt securities in one or more offerings. We have not issued any securities under this registration statement to date and have no immediate plans to do so; however, we may issue additional debt or equity securities at any time.
LOOKING AHEAD
Our main objectives for the next twelve months include:

•	complete the Prestea Underground feasibility study;

•	initiation of underground operations at the Prestea Underground mine;

•	continue exploration drilling at the Wassa mining lease to follow up on the 2012 drilling results and an update of 2012 reserves;

•	complete construction of the new tailings storage facility at Wassa;

•	permitting of Dumasi pit, approval of the Dumasi resettlement action plan and commencement of construction of the Dumasi resettlement town site;

•	permitting and planning of the Mampon pit;

•	permitting and planning of the Prestea South pits; and

•	achieve further reductions in operating costs throughout the organization.
We are estimating Bogoso/Prestea 2013 production of 170,000 to 190,000 ounces at an average cash operating cost of $1,150 to $1,250 per ounce. We expect Wassa to produce approximately 150,000 to 160,000 ounces during 2013 at an average cash operating cost of $900 to $1,000 per ounce, with combined production of approximately 320,000 to 350,000 ounces at an average cash operating cost of $1,050 to $1,150 per ounce.
ELECTION TO BECOME FOREIGN PRIVATE ISSUER
We currently file, as a domestic issuer, periodic reports with the SEC as required under the Exchange Act of 1934, as amended. We intend to streamline our administrative functions and become a “foreign private issuer” under the U.S. securities laws by relocating our headquarters from the U.S. to Canada prior to June 28, 2013 (the “Measurement Date”). Assuming we qualify as a foreign private issuer as of the Measurement Date, we plan to begin reporting as a foreign private issuer in the U.S. for all periodic reports filed after June 30, 2013.
We currently file our financial statements with both U.S. and Canadian securities regulators in accordance with U.S. GAAP, as permitted under current regulations. We are reviewing the transition from U.S. GAAP to International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”) and for our financial statement reporting requirements following our change in status to a foreign private issuer.
We are currently developing our IFRS change-over plan. Towards this end we have retained qualified professional personnel to oversee and affect the conversion process. It is expected that the plan will take into consideration, among other things:

•	Changes in financial statement preparation and note disclosures;

•	Information technology and data system requirements;

•	Disclosure controls and procedures, including investor relations and external communication plans related to the conversion to IFRS;

•	Maintenance of effective internal controls through IFRS transition and design and implementation of new IFRS control measures;

•	Financial reporting expertise requirements, including training of personnel; and

•	Impacts on other business activities that may be influenced by IFRS measures, such as performance measures and debt covenants.
As more fully disclosed in the "Risk Factors" in Item 1A of this Annual Report on Form 10-K, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates described above could change materially.
ENVIRONMENTAL LAWS AND REGULATIONS
See Item 2 Description of Properties - "Mining in Ghana" for a description of environmental laws and regulations and for a discussion of our social and economic development activities in Ghana.
RELATED PARTY TRANSACTIONS
We obtained legal services from a legal firm to which one of our board members is Of Counsel. The total value of all services purchased from this law firm during 2012 and 2011 was $0.7 million and $0.6 million, respectively. Our board member did not personally perform any legal services for us during the period nor did he benefit directly or indirectly from payments for the services performed by the firm.
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
Ore stockpiles: Stockpiles represent coarse ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by physical surveys or by estimating the number of tonnes of ore added and removed from the stockpile during a period. The number of recoverable ounces of gold in stockpiles is based on assay data and the gold recovery rate expected when the ore is processed. Stockpile values include mining and mine maintenance costs incurred in bringing the ore to the stockpile, and also a share of direct overhead and applicable depreciation, depletion and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and are removed at the average cost per tonne of the total stockpile. Stockpiles are reduced as material is removed and fed to the processing plant. A 10% adjustment to the volume of the stockpiles, based on recent stockpile tonnages, would change the carrying value of the stockpile inventory by approximately $3.0 million.
Impairment charges: We periodically review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable from continued operation of the asset. An asset impairment is considered to exist if the sum of all estimated future cash flows, on an undiscounted basis, are less than the carrying value of the long-lived asset. The determination of expected future cash flows requires numerous estimates about the future, including gold prices, operating costs, production levels, gold recovery rates, ore reserves, amounts of recoverable gold and capital expenditures. We model our future cash flows using our life of mine plan, we consider various gold price scenarios including current gold prices and consensus gold price forecasts. We also consider various cost and gold recovery rate assumptions, including current and expected future costs structures and recovery rates. Based on our assessment at December 31, 2012, we don't believe that our long lived assets are impaired.
Amortization: Capital expenditures for mining properties, mine development and certain property plant and equipment items, are amortized using a units-of-production method over Proven and Probable Mineral Reserve ounces of gold. Capital expenditures that benefit an entire mining property, such as the cost of building an administrative facility, are amortized over all ounces contained on the property. Capital expenditures that benefit only a specific asset such as the pre-production stripping costs of a pit, are amortized over only the ounces located in the associated pit. Reserve estimates, which serve as the denominator in units of production amortization calculations, involve the exercise of subjective judgment and are based on numerous assumptions about future operating costs, future gold prices, continuity of mineralization, future gold recovery rates, spatial configuration of gold deposits, and other factors that may prove to be incorrect. A 10% change in estimated total reserves at Wassa and at Bogoso/Prestea could result in an approximately $7.0 million change in annual amortization expense.
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
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements: In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for us in 2012 and was applied prospectively. The fair value measurement principles used before the adoption of this standard is consistent with the standard and the disclosures made in the financial statements comply with this new guidance.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements.
TABLE OF CONTRACTUAL OBLIGATIONS

	Payment due (in thousands) by period
	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Debt (1)	$95,690	$6,968	$8,530	$80,192	$—
Interest on long term debt	19,495	4,878	8,676	5,941	—
Operating lease obligations	936	936	—	—	—
Purchase obligations	19,584	19,584	—	—	—
Capital lease obligations	—	—	—	—	—
Asset retirement obligations (2)	73,376	9,943	13,349	8,783	41,301
Total	$209,081	$42,309	$30,555	$94,916	$41,301

(1)
Includes $77.5 million of 5% Convertible Debentures maturing in November 2017. Golden Star has the right to repay the $77.5 million in cash or in common shares at the due date under certain circumstances. The presentation shown above assumes payment is made in cash and also assumes no conversions of the debt to common shares by the holders prior to the maturity date.

(2)
Asset retirement obligations include estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves, an analysis of which determines the ultimate closure date and impacts the discounted amounts of future asset retirement liabilities. The discounted value of these projected cash flows is recorded as “Asset retirement obligations” on the balance sheet at $34.1 million as of December 31, 2012. The amounts shown above are undiscounted to show full expected cash requirements.

OUTSTANDING SHARE DATA
This “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes information available to March 1, 2013. As of March 1, 2013, we had outstanding 259,105,970 common shares, options to acquire 12,645,222 common shares, and 5% Convertible Debentures which are convertible into 46,963,636 common shares.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our debt, changes in foreign currency exchange rates and commodity price fluctuations.
Interest Rate Risk
Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Our 5% Convertible Debentures and the outstanding loans under our equipment financing facility bear interest at a fixed rate and are not subject to changes in interest payments. We therefore have not entered into any agreements to hedge against unfavorable changes in interest rates, but may in the future actively manage our exposure to interest rate risk.
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

To accommodate these purchases, we maintain operating cash accounts in non-US dollar currencies and appreciation of these non-US dollar currencies against the U.S. dollar results in a foreign currency gain and a decrease in non-U.S. dollar currencies results in a loss. In the past, we have entered into forward purchase contracts for South African rand, euros and other currencies to hedge expected purchase costs of capital assets. During 2012 and 2011, we had no currency related derivatives. At December 31, 2012, and December 31, 2011, we held $5.9 million and $16.3 million, respectively, of foreign currency.
Commodity Price Risk
Gold is our primary product and, as a result, changes in the price of gold can significantly affect our results of operations and cash flows. Based on our expected gold production in 2013, a $10 per ounce change in gold price would result in approximately a $3.4 million and $2.6 million change in our sales revenues and operating cash flows, respectively. To reduce gold price volatility, we have at various times entered into gold price derivatives. During 2012, we did not hold any gold price derivatives and thus, there were no financial instruments subject to gold price risk at those dates.
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
Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Our credit risk is primarily associated with liquid financial assets and derivatives. We limit exposure to credit risk on liquid financial assets by holding our cash, cash equivalents, restricted cash and deposits at highly-rated financial institutions. During 2012, all of our excess cash was invested in funds that hold only U.S. treasury bills. Risks associated with gold trade receivables is considered minimal as we sell gold to a credit-worthy buyer who settles promptly within two days of receipt of gold bullion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders of Golden Star Resources Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Golden Star Resources Ltd. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of operations and cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A of the Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Vancouver, British Columbia

March 4, 2013

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of U.S. dollars except shares and per share data)

		For the year ended December 31,
	Notes	2012	2011	2010
REVENUE		$550,540	$471,007	$432,693

COST OF SALES
Mining operating expenses		368,404	323,547	284,944
Royalties		27,561	21,295	13,059
Mining related depreciation and amortization		98,837	71,466	100,649
Accretion of asset retirement obligations		2,816	3,845	2,803
Total cost of sales		497,618	420,153	401,455

Mine operating margin		52,922	50,854	31,238

OTHER EXPENSES/(INCOME)
Exploration expense		3,505	5,137	5,398
General and administrative expense		23,674	25,378	17,065
Property holding costs		9,862	8,674	5,299
Foreign exchange loss		2,446	2,749	872
Derivative mark-to-market loss	5	162	19,276	850
Loss/(gain) on fair value of convertible debentures	4	27,985	(26,154)	3,208
Gain on sale of assets	14	(31,577)	(1,350)	(1,171)
Loss on extinguishment of debt	13	568	—	—
Interest expense		10,163	8,891	9,207
Interest and other income		(467)	(229)	(362)
Income/(loss) before income tax		6,601	8,482	(9,128)
Income tax expense	15	(16,816)	(10,984)	(5,477)
Net loss		$(10,215)	$(2,502)	$(14,605)
Net loss attributable to noncontrolling interest		(725)	(427)	(3,376)
Net loss attributable to Golden Star shareholders		$(9,490)	$(2,075)	$(11,229)

Net loss per share attributable to Golden Star shareholders
Basic and diluted	18	$(0.04)	$(0.01)	$(0.04)
Weighted average shares outstanding (millions)		258.9	258.6	258.0

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(Stated in thousands of U.S. dollars)

		For the years ended December 31,
	Notes	2012	2011	2010
OTHER COMPREHENSIVE LOSS
Net loss		$(10,215)	$(2,502)	$(14,605)
Unrealized (loss)/gain on investments net of deferred taxes	8	(2,694)	19	619
Comprehensive loss		$(12,909)	$(2,483)	$(13,986)

Comprehensive loss attributable to noncontrolling interest		(725)	(427)	(3,376)
Comprehensive loss attributable to Golden Star shareholders		$(12,184)	$(2,056)	$(10,610)

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of U.S. dollars except shares issued and outstanding)

		As of	As of
		December 31,	December 31,
	Notes	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$78,884	$103,644
Accounts receivable	7	11,896	10,077
Inventories	6	90,212	74,297
Deferred tax assets	15	235	—
Deposits		8,600	6,474
Available for sale investments	8	15,034	1,416
Prepaids and other		2,666	2,048
Total Current Assets		207,527	197,956
RESTRICTED CASH	16	2,028	1,273
PROPERTY, PLANT AND EQUIPMENT	9	260,986	252,131
MINING PROPERTIES	10	252,176	270,157
INTANGIBLE ASSETS	11	3,159	5,266
OTHER ASSETS		—	895
Total Assets		$725,876	$727,678
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities		$101,760	$92,088
Asset retirement obligations	12	9,943	8,996
Current tax liability	15	12,393	197
Current debt	13	6,968	128,459
Total Current Liabilities		131,064	229,740
LONG TERM DEBT	13	110,507	10,759
ASSET RETIREMENT OBLIGATIONS	12	24,170	24,884
DEFERRED TAX LIABILITY	15	28,650	23,993
Total Liabilities		294,391	289,376
COMMITMENTS AND CONTINGENCIES	16	—	—
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding		—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 259,015,970 at December 31, 2012; 258,669,486 at December 31, 2011		694,652	693,899
CONTRIBUTED SURPLUS		25,154	19,815
ACCUMULATED OTHER COMPREHENSIVE (DEFICIT)/INCOME		(716)	1,978
DEFICIT		(285,602)	(276,112)
Total Golden Star Equity		433,488	439,580
NONCONTROLLING INTEREST		(2,003)	(1,278)
Total Equity		431,485	438,302
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$725,876	$727,678
The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Stated in thousands of U.S. dollars)

	Number of Common Shares	Share Capital	Contributed Surplus		Accumulated Other Comprehensive Income/(Loss)	Retained Deficit	Non Controlling Interest	Total Shareholders' Equity
			Warrants	Options
Balance at December 31, 2009	257,362,560	$690,056	$5,138	$9,629	$1,340	$(262,808)	$2,525	$445,880
Shares issued under options	1,148,675	3,537	—	(1,182)	—	—	—	2,355
Options granted net of forfeitures	—	—	—	2,975	—	—	—	2,975
Unrealized gain on available for sale investments	—	—	—	—	619	—	—	619
Issue costs	—	(106)	—	—	—	—	—	(106)
Net loss	—	—	—	—	—	(11,229)	(3,376)	(14,605)
Balance at December 31, 2010	258,511,235	693,487	5,138	11,422	1,959	(274,037)	(851)	437,118
Shares issued under options	158,251	412	—	(130)	—	—	—	282
Options granted net of forfeitures	—	—	—	3,336	—	—	—	3,336
Common shares issued	—	—	—	49	—	—	—	49
Unrealized gain on available for sale investments	—	—	—	—	19	—	—	19
Net loss	—	—	—	—	—	(2,075)	(427)	(2,502)
Balance at December 31, 2011	258,669,486	693,899	5,138	14,677	1,978	(276,112)	(1,278)	438,302
Shares issued under options and DSU's	181,475	446	—	(1,375)	—	—	—	(929)
Bonus shares issued	165,009	307	—	—	—	—	—	307
Options granted net of forfeitures	—	—	—	6,111	—	—	—	6,111
Deferred share units granted	—	—	—	603	—	—	—	603
Unrealized loss on available for sale investments	—	—	—	—	(2,694)	—	—	(2,694)
Net loss	—	—	—	—	—	(9,490)	(725)	(10,215)
Balance at December 31, 2012	259,015,970	$694,652	$5,138	$20,016	$(716)	$(285,602)	$(2,003)	$431,485
There were no treasury shares held as of December 31, 2012.
The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of U.S. dollars)

		For the years ended December 31,
	Notes	2012	2011	2010
OPERATING ACTIVITIES:
Net loss		$(10,215)	$(2,502)	$(14,605)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, depletion and amortization		98,926	71,466	98,775
Amortization of loan acquisition costs		895	1,563	1,228
Loss on extinguishment of debt		568	—	—
Gain on sale of assets	14	(31,577)	(1,350)	(1,172)
Non-cash employee compensation		6,111	3,385	2,975
Deferred income tax expense		16,816	8,315	3,374
Derivative mark-to-market loss		162	(177)	(215)
Fair value loss/(gain) on convertible debt		27,985	(26,154)	3,208
Accretion of asset retirement obligations		2,816	3,845	2,803
Reclamation expenditures		(6,203)	(26,895)	(9,705)
Changes in working capital	21	(11,994)	(7,853)	9,950
Net cash provided by operating activities		94,290	23,643	96,616
INVESTING ACTIVITIES:
Expenditures on mining properties		(43,382)	(50,027)	(34,342)
Expenditures on property, plant and equipment		(45,113)	(51,353)	(30,849)
Change in accounts payable and deposits on mine equipment and material		4,559	1,907	901
Proceeds from sale of investments		15,616	—	—
Other		(734)	1,916	2,740
Net cash used in investing activities		(69,054)	(97,557)	(61,550)
FINANCING ACTIVITIES:
Principal payments on debt		(58,806)	(10,397)	(38,049)
Proceeds from debt agreements and equipment financing		8,510	9,875	25,674
Issuance of share capital, net of issuance costs		300	282	2,248
Other		—	(220)	(1,010)
Net cash used in financing activities		(49,996)	(460)	(11,137)
(Decrease)/increase in cash and cash equivalents		(24,760)	(74,374)	23,929
Cash and cash equivalents, beginning of period		103,644	178,018	154,089
Cash and cash equivalents, end of period		$78,884	$103,644	$178,018

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
2. BASIS OF PRESENTATION
Golden Star Resources Ltd (“Golden Star” or “Company”) is a Canadian federally-incorporated, international gold mining and exploration company headquartered in Toronto Ontario, Canada. All financial information presented in these consolidated financial statements is reported in accordance with U.S. GAAP.
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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES
Preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that can affect reported amounts of assets, liabilities, deferred tax liabilities, and expenses. The more significant areas requiring the use of estimates include asset impairments, valuation of convertible debentures, stock based compensation, depreciation and amortization of assets, and site reclamation and closure accruals. Accounting for these areas is subject to estimates and assumptions regarding, among other things, ore reserves, mining rates, gold recoveries, future gold prices, future operating costs, asset usage rates, future mining activities and future costs of reclamation activities. Management bases its estimates on historical experience and on other assumptions we believe to be reasonable under the circumstances. However, actual results may differ from our estimates.
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
Stockpiled ore represents coarse ore that has been extracted from the mine and is stored for future processing. Stockpiled ore is measured by estimating the number of tonnes (via truck counts or by physical surveys) added to, or removed from the stockpile, the number of contained ounces (based on assay data) and estimated gold recovery percentage. Stockpiled ore value is based on the costs incurred (including depreciation and amortization) in bringing the ore to the stockpile. Costs are added to the stockpiled ore based on current mining costs per tonne and are removed at the average cost per tonne of ore in the stockpile.
In-process inventory represents material that is currently being treated in the processing plants to extract the contained gold and to transform it into a saleable product. The amount of gold in the in-process inventory is determined by assay and by measure of the quantities of the various gold-bearing materials in the recovery process. The in-process gold is valued at the average of the beginning inventory and the cost of material fed into the processing stream plus in-process conversion costs including applicable mine-site overheads, depreciation and amortization related to the processing facilities.
Finished goods inventory is saleable gold in the form of doré bars that have been poured but not yet shipped from the mine site. The bars are valued at the lower of cost or net realizable value. Included in the costs are the direct costs of the mining and processing operations as well as direct mine-site overheads, amortization and depreciation.
Material and supply inventories consist mostly of equipment parts and consumables required in the mining and ore processing activities.
All inventories are valued at the lower of average cost or net realizable value.
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
MINING PROPERTIES
Mining property assets, including property acquisition costs, tailings storage facilities, mine-site development and drilling costs where proven and probable reserves have been established, pre-production waste stripping, condemnation drilling, roads, feasibility studies and wells are recorded at cost. The costs of self-constructed assets include direct construction costs, direct overhead and allocated interest during the construction phase. Indirect overhead costs are not included in the cost of self-constructed assets.
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
Material changes to any of these factors or assumptions discussed above could result in future asset impairments.
ASSET RETIREMENT OBLIGATIONS
Environmental reclamation and closure liabilities are recognized at the time of environmental disturbance, in amounts equal to the discounted value of expected future reclamation and closure costs. The discounted cost of future reclamation and closure activities is capitalized and amortized over the life of the property. The estimated future cash costs of such liabilities are based primarily upon environmental and regulatory requirements of the various jurisdictions in which we operate. The liability is reduced with cash expenditures for environmental remediation incurred.
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
MINING TAX
Ghana imposed a levy on mining companies during 2009, 2010 and 2011, equal to 5% of pre-tax income as reported in our financial accounting records. This tax was considered a current mine operating tax and was expensed as incurred.
NET INCOME/(LOSS) PER SHARE
Basic income/(loss) per share of common stock is calculated by dividing income available to Golden Star's common shareholders by the weighted average number of common shares outstanding during the period. In periods with earnings, the calculation of diluted net income per common share uses the treasury stock method to compute the dilutive effects of stock options and warrants and the if-converted method to calculate the dilutive effect of the convertible debentures. In periods of loss, diluted net loss per share is equal to basic income per share.
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
STOCK BASED COMPENSATION
Under the Company's Third Amended and Restated 1997 Stock Option Plan, common share options may be granted to executives, employees, consultants and non-employee directors. Compensation expense for such grants is recorded in the Consolidated Statements of Operations as a component of general and administrative expense, with a corresponding increase recorded in the Contributed Surplus account in the Consolidated Balance Sheets. The expense is based on the fair values of the option at the time of grant and is recognized over the vesting periods of the respective options. Consideration paid to the company on exercise of options is credited to share capital.
Under the Company's Deferred Share Unit ("DSU") plan, DSUs may be granted to executive officers and directors. Compensation expense for such grants is recorded in the Consolidated Statements of Operations as a component of general and administrative expense, with a corresponding increase recorded in the Contributed Surplus account in the Consolidated Balance Sheets. The expense is based on the fair values at the time of grant and is recognized over the vesting periods of the respective DSU. Upon exercise the Company's compensation committee may, at its discretion, issue cash, shares of a combination thereof.
The Company's Share Appreciation Rights ("SAR") plan allows SARs to be issued to executives and directors. SARs vests after a period of three years. These awards are settled in cash equal to the Company's stock price less the strike price on the grant date. Since these awards are settled in cash, the Company marks-to-market the associated expense for each award at the end of each reporting period. The Company accounts for these as liability awards and marks-to-market the fair value of the award until final settlement.
LEASES
Leases that transfer substantially all of the benefits and risks of ownership to the Company are recorded as capital leases and classified as property, plant and equipment with a corresponding amount recorded with current and long-term debt. All other leases are classified as operating leases under which leasing costs are expensed in the period incurred.

FINANCIAL INSTRUMENTS
Investments
Equity security investments are accounted for as available for sale securities, changes in the fair value of available for sale investments are charged or credited to other comprehensive income until the instrument is realized.

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

Convertible debentures
The Convertible debentures are recorded at fair value determined based on unadjusted quoted prices in active markets when available, otherwise by valuing the conversion feature and the debt separately. The conversion feature is valued using a Black-Scholes model and the value of the debt is determined based on the present value of the future cash flows. Changes in fair value are recorded in the Consolidated Statement of Operations. Upfront costs and fees related to the convertible debentures were recognized in the statement of operations as incurred and not deferred.

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
OTHER COMPREHENSIVE INCOME/(LOSS) (“OCI”)
Components of comprehensive income/(loss) consist of unrealized gains/(losses) on available-for-sale investments and net income. Unrealized gains or losses on securities are net of any reclassification adjustments for realized gains or losses included in net income.
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
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements: In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for us in 2012 and should be applied prospectively. The fair value measurement principles used before the adoption of this standard is consistent with the standard and the disclosures made in the financial statements comply with this new guidance.
4. FINANCIAL INSTRUMENTS
The following tables illustrate the classification of the Company's financial instruments within the fair value hierarchy as of December 31, 2012. The three levels of the fair value hierarchy are:
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
Level 3 - Inputs that are not based on observable market data.

	Financial assets measured at fair value as at
	December 31, 2012
	Level 1	Level 2	Level 3	Total
Available for sale investments	$15,034	$—	$—	$15,034
	$15,034	$—	$—	$15,034

Available for sale investments in Level 1 are based on the quoted market price for the equity investment. It is possible that some of these investments could be sold in large blocks at a future date via a negotiated agreement and such agreements may include a discount from the quoted price.

	Financial liabilities measured at fair value as at
	December 31, 2012
	Level 1	Level 2	Level 3	Total
5% Convertible Debentures	—	—	99,604	99,604
	$—	$—	$99,604	$99,604

The 5% convertible senior unsecured debentures ("5% Convertible Debentures") are recorded at fair value. The debt component of the 5% Convertible Debentures are valued based on discounted cash flows and the equity component are valued using a Black-Scholes model. Inputs used to determine these values were: discount rate of 8.6%, risk free interest rate of 0.73%, volatility of 40% and a remaining life of 4.42 years. The 5% Convertible Debentures $99.6 million fair value includes $0.3 million of accrued interest as of December 31, 2012. See Note 13, Debt for further discussion on the 4% and 5% Convertible Debentures.
The risk free interest rate used in the fair value computation is the interest rate on US treasury rate with a maturity that is similar to the remaining life of the convertible debenture. The discount rate used is determined by adding our risk premium (7.87%) on the date of the issuance of the convertible debenture to the risk free interest rate. A 10% increase in the risk premium results in a 2% decrease in the fair value of the convertible debenture. Volatility is calculated based on the weekly volatility of our share price observable on the NYSE MKT for a historical period equal to the remaining life of the convertible debenture. Investors trading in these instruments would normally cap the volatility used in the Black-Scholes model, to be consistent we cap the weekly volatility used at 40%. If the volatility assumption is decreased by 10% the fair value of the convertible debenture will decrease by 2%.

Fair value measurements using significant unobservable inputs	Level 3
Balance at December 31, 2011	$—
5% Convertible Debentures transferred into Level 3	74,003
Unrealized loss included in loss on fair value of Convertible Debentures in Statement of Operations	25,601
Balance at December 31, 2012	$99,604
It is our policy to transfer fair value measurements if there is an indication that quoted market prices will not be available to value the convertible debentures. As a result the 5% Convertible Debentures was transferred from Level 1 to Level 3 on July 1, 2012 because of a lack of observable market data, resulting from a decrease in market activity of these 5% Convertible Debentures.
During the year ended December 31, 2012, an unrealized loss of $28.0 million (2011: gain of $26.2 million) was recorded in the Statement of Operations relating to the change in fair value of the 5% Convertible Debentures.

	Financial assets measured at fair value as at
	December 31, 2011
	Level 1	Level 2	Level 3	Total
Available for sale investments	$1,416	$—	$—	$1,416
Warrants	—	555	—	555
	$1,416	$555	$—	$1,971

	Financial liabilities measured at fair value as at
	December 31, 2011
	Level 1	Level 2	Level 3	Total
4% Convertible Debentures	$121,625	$—	$—	$121,625
	$121,625	$—	$—	$121,625
5. DERIVATIVE GAINS AND LOSSES
The derivative mark-to-market losses/(gains) recorded in the Statement of Operations are comprised of the following amounts:

	For the years ended December 31,
	2012	2011	2010
Riverstone Resources, Inc. - warrants	$162	$(177)	$(216)
Gold price derivatives	—	19,453	1,066
Derivative loss	$162	$19,276	$850

	For the years ended December 31,
	2012	2011	2010
Realized loss	$162	$19,453	$1,066
Unrealized gain	—	(177)	(216)
Derivative loss	$162	$19,276	$850
TRUE GOLD MINING INC. - WARRANTS
In 2008, we received 2.0 million warrants from True Gold Mining Inc. ("TGM"), formerly Riverstone Resources Inc., as partial payment for the right to earn an ownership interest in our exploration projects in Burkina Faso. These warrants were exercisable through January 2012 at Cdn$0.45, and in January 2012, the TGM warrants were exercised, see Note 8.
GOLD PRICE DERIVATIVES
In January 2011, we entered into a series of put and call contracts covering 76,800 ounces of future gold production between February and December 2011. The contracts were spread evenly in each week over this period and structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,457 per ounce. In early February 2011, we entered into a second set of put and call contracts covering 75,200 ounces of future gold production between February and December 2011. The contracts were spread evenly in each week during this period and structured as cashless collars with a floor of $1,200 per ounce and a cap of $1,503 per ounce. We did not enter into any additional put and call contracts during 2012, as a result there were no outstanding gold price contracts as of December 31, 2012.
6. INVENTORIES
Our inventories at December 31, 2012 and December 31, 2011 include the following components:

	As at December 31,
	2012	2011
Stockpiled ore	$33,130	$16,773
In-process	7,571	8,912
Materials and supplies	43,548	48,612
Finished goods	5,963	—
Total	$90,212	$74,297
Included in the value of the stockpile ore and in-process inventories above were approximately 45,000 and 36,000 recoverable ounces of gold at December 31, 2012, and December 31, 2011, respectively. Stockpile inventories are short-term surge piles expected to be processed within the next 12 months. Finished goods at December 31, 2012 consisted of 5,070 ounces of unsold gold doré. A total of $0.5 million and $1.4 million of material and supply inventories were written off in 2012 and 2011 respectively, due to obsolescence and counts and an additional $0.1 million and $1.7 million of net realizable value adjustments in 2012 and 2011 respectively. The net realizable value adjustments in 2012 are related to in-process inventory in the non-refractory plant.
7. ACCOUNTS RECEIVABLE
Accounts receivable at December 31, 2012 and December 31, 2011 includes the following components:

	As at December 31,
	2012	2011
Value added tax refunds	$9,766	$8,051
Other	2,130	2,026
Total	$11,896	$10,077

8. AVAILABLE FOR SALE INVESTMENTS
The following table presents changes in available for sale investments for 2012 and 2011:

	As at December 31, 2012		As at December 31, 2011
	TGM		TGM
	Fair Value	Shares	Fair Value	Shares
Balance at beginning of year	$1,416	2,000,000	$928	1,300,000
Acquisitions	17,117	23,676,301	469	700,000
Dispositions	(805)	(1,155,200)	—	—
OCI - unrealized (loss)/gain	(2,694)		19
Balance at end of year	$15,034	24,521,101	$1,416	2,000,000

During the first quarter of 2012, we acquired True Gold Mining Inc. ("TGM") shares. The acquisition was accomplished through two transactions. The first was an exercise of the two million warrants on January 9, 2012, at an exercise price of Cdn$0.45 for cash consideration of Cdn$0.9 million, the fair value of the shares acquired was $1.3 million. The second transaction was the sale of the Company's Burkina Faso subsidiary to TGM on February 2, 2012. The sale generated $6.6 million of cash plus 21.7 million TGM shares. We recognized the shares at their fair value of $15.8 million on February 2, 2012, when the sale was finalized.
Available for sale investments are recorded at fair value on the balance sheet date, changes in the fair value of available for sale investments are charged or credited to other comprehensive income. Available for sale investments consists solely of our investment in TGM. It is possible that some of these shares could be sold in large blocks at a future date via a negotiated agreement and such agreements may include a discount from the quoted price.
The quoted market price of TGM's common share has decreased since the February 2, 2012 acquisition, such that for the period ended December 31, 2012, we recognized through Comprehensive Income a loss of $2.7 million related to our share holdings. TGM's share price has experienced a high degree of volatility over the last twelve months, and is sensitive to fluctuations in the gold price. If the gold prices continues to follow its long term upward trend TGM shares could recover from the unrealized losses.

9. PROPERTY, PLANT AND EQUIPMENT
The following table shows the categories of property, plant and equipment at December 31, 2012 and December 31, 2011:

	As at December 31, 2012			As at December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Bogoso/Prestea	$189,247	$(112,838)	$76,409	$179,216	$(109,519)	$69,697
Bogoso refractory plant	196,066	(67,230)	128,836	186,607	(58,873)	127,734
Wassa/HBB	120,766	(65,463)	55,303	106,631	(52,430)	54,201
Corporate & other	1,363	(925)	438	1,378	(879)	499
Total	$507,442	$(246,456)	$260,986	$473,832	$(221,701)	$252,131

There was no interest capitalized in new additions to property, plant and equipment in the periods shown above.
10. MINING PROPERTIES
The following table provides a breakdown of mining properties at December 31, 2012 and December 31, 2011:

	As at December 31, 2012			As at December 31, 2011
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Bogoso/Prestea	$128,713	$(64,972)	$63,741	$119,700	$(60,186)	$59,514
Bogoso refractory properties	70,865	(40,662)	30,203	70,090	(34,839)	35,251
Mampon	16,095	—	16,095	16,095	—	16,095
Wassa/HBB	352,241	(234,847)	117,394	314,801	(180,486)	134,315
Other	32,182	(7,439)	24,743	27,312	(2,330)	24,982
Total	$600,096	$(347,920)	$252,176	$547,998	$(277,841)	$270,157

There was no interest capitalized in new additions to mining properties in the periods shown above.
11. INTANGIBLE ASSET
The intangible asset represents a right to receive, from the Ghana national grid, an amount of electric power equal to one fourth of a particular plant's power output over and above any rationing limit that might be imposed in the future by the Ghana national power authority. The intangible asset is being amortized over five years ending in 2014. As of December 31, 2012, the carrying value of the intangible asset was $3.2 million, with a gross asset value of $12.4 million and accumulated amortization of $9.3 million. We amortized $2.1 million during 2012 and expect the same for 2013 with the remaining amount amortized in 2014.
12. ASSET RETIREMENT OBLIGATIONS
At December 31, 2012 and December 31, 2011, the total undiscounted amount of the estimated future cash needs was estimated to be $73.4 million and $72.8 million, respectively. Discount rates used to value the ARO range between 8% and 10%. The schedule of payments required to settle the December 31, 2011 ARO liability extends through 2029.

The changes in the carrying amount of the ARO during the years ended December 31, 2012, and December 31, 2011, are as follows:

	For the years ended December 31,
	2012	2011
Beginning balance	$33,880	$44,952
Accretion expense	2,816	3,845
Additions and changes in estimates	3,620	11,978
Cost of reclamation work performed	(6,203)	(26,895)
Balance at December 31	$34,113	$33,880

Current portion	$9,943	$8,996
Long term portion	$24,170	$24,884
13. DEBT
The following table lists the current and long term portion of each of our debt instruments at December 31, 2012 and December 31, 2011:

	For the years ended December 31,
	2012	2011
Current debt:
Equipment financing credit facility	$6,968	$7,036
Capital lease	—	224
4% Convertible Debentures	—	121,199
Total current debt	$6,968	$128,459
Long term debt:
Equipment financing credit facility	$11,232	$10,759
5% Convertible Debentures	99,275	—
Total long term debt	$110,507	$10,759
Schedule of payments on outstanding debt as of December 31, 2012:

Debt	2013	2014	2015	2016	2017	Maturity
Equipment financing loans
principal	$6,968	$4,732	$3,798	$2,208	$494	2012 to 2017
interest	1,003	604	322	120	9

5% Convertible Debentures
principal	—	—	—	—	77,490	June 1, 2017
interest	3,875	3,875	3,875	3,875	1,937
Total	$11,846	$9,211	$7,995	$6,203	$79,930
EQUIPMENT FINANCING CREDIT FACILITY
GSBPL and GSWL maintain a $35.0 million equipment financing facility with Caterpillar Financial Services Corporation, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit for new and used mining equipment and is reviewed and renewed annually in May. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the Federal Reserve Bank 2-year or 5-year swap rate or London Interbank Offered Rate (“LIBOR”) plus 2.38%. At December 31, 2012, approximately $16.8 million was available to draw down, compared to $22.2 million at December 31, 2011. The average interest rate on the outstanding loans was approximately 6.6% at December 31, 2012, down marginally from 6.8% at

December 31, 2011. Each outstanding equipment loan is secured by the title of the specific equipment purchased with the loan until the loan has been repaid in full.
CONVERTIBLE DEBENTURES
During 2012, we had two series of convertible debentures outstanding. The first series, consisting of 4% Convertible Senior Unsecured Debentures (the "4% Convertible Debentures") in the amount of $125.0 million at December 31, 2011, were redeemed during 2012. The second series, consisting of the 5% Convertible Senior Unsecured Debentures due June 1, 2017, (the "5% Convertible Debentures") in the amount of $77.5 million, are currently outstanding.
Both the 4% and 5% Convertible Debentures are accounted for at fair value and marked to market each reporting period and the corresponding gain/loss on fair value is recorded in the Statement of Operations.
5% Convertible Debentures
The 5% Convertible Debentures were issued on May 31, 2012, in the amount of $77.5 million, in exchange for $74.5 million of the principal outstanding under our 4% Convertible Debentures in privately negotiated transactions with certain holders of the 4% Convertible Debentures exempt from the registration requirements of the U.S. Securities Act of 1933, as amended. The 5% Convertible Debentures are governed by the terms of an indenture dated May 31, 2012, by and between the Company and The Bank of New York Mellon Corporation, as Indenture Trustee.
Interest on the 5% Convertible Debentures is payable semi-annually in arrears on May 31 and November 30 of each year, beginning November 30, 2012, and continuing until maturity on June 1, 2017. The 5% Convertible Debentures are, subject to certain limitations, convertible into common shares at a conversion rate of 606.0606 common shares per $1,000 principal amount of the 5% Convertible Debentures (equal to an initial conversion price of $1.65 per share), or approximately 25% above the closing price of the Company's common shares on the NYSE MKT on May 17, 2012, the last full trading day prior to entry into the purchase agreement. The 5% Convertible Debentures are not redeemable at our option, except in the event of certain change in control transactions where 90% or more of the outstanding 5% Convertible Debentures have accepted a mandatory offer from us to purchase them.
On maturity, we may, at our option, satisfy our repayment obligation by paying the principal amount of the 5% Convertible Debentures in cash or, subject to certain limitations, by issuing that number of our common shares obtained by dividing the principal amount of the 5% Convertible Debentures outstanding by 95% of the weighted average trading price of our common shares on the NYSE MKT for the 20 consecutive trading days ending five trading days preceding the maturity date (the "Current Market Price"). If we elect to repay the principal amount of the 5% Convertible Debentures at maturity by issuing common shares, and we are limited under the terms of the indenture from issuing a number of common shares sufficient to fully repay the 5% Convertible Debentures outstanding at maturity, we are required to pay the balance owing in cash, based on the difference between the principal amount of the 5% Convertible Debentures outstanding and the value of the common shares (based on the Current Market Price) delivered in repayment of the 5% Convertible Debentures.
The 5% Convertible Debentures are senior unsecured indebtedness of the Company, ranking pari-passu with all other senior unsecured indebtedness, and senior to all subordinated indebtedness of the Company. None of our subsidiaries has guaranteed the 5% Convertible Debentures, and there are no additional debt restrictions on the Company.
The 5% Convertible Debentures were initially recorded at the fair value of $74.2 million on their May 31, 2012, issue date, and a loss of $0.6 million on the extinguishment of the 4% Convertible Debentures was incurred. The fair value of the 4% Convertible Debentures exchanged for 5% Convertible Debentures was $73.6 million at the time of the extinguishment.
Financing charges of $2.1 million related to the 5% Convertible Debentures are included in interest expense in the Statement of Operations for the year ending December 31, 2012.
4% Convertible Debentures
The 4% Convertible Debentures were issued in November 2007 in the amount of $125.0 million. The 4% Convertible Debentures were, subject to certain limitations, convertible into common shares at a conversion rate of 200 shares per $1,000 principal amount (equal to a conversion price of $5.00 per share) subject to adjustment under certain circumstances. The 4% Convertible Debentures were not redeemable at our option.
The 4% Convertible Debentures were direct senior unsecured indebtedness of Golden Star Resources Ltd., ranked pari-passu with all our other senior unsecured indebtedness, and senior to all our subordinated indebtedness. None of our subsidiaries guaranteed the 4% Convertible Debentures, and there were no additional debt restrictions on the Company.
On May 31, 2012, we exchanged $74.5 million of the 4% Convertible Debentures with private holders for $77.5 million of 5% Convertible Debentures. See details of this transaction in the "5% Convertible Debentures" section above. Subsequently, on September 14, 2012, we redeemed $6.1 million of the remaining 4% Convertible Debentures by way of a privately negotiated transaction. The remaining $44.4 million outstanding 4% Convertible Debentures, plus accumulated interest, were settled in cash on November 30, 2012, leaving the 4% Convertible Debentures completely settled with zero due at December 31, 2012.
REVOLVING CREDIT FACILITY
Our $31.5 million revolving credit facility expired on April 1, 2012, with no outstanding balance.
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
14. GAIN ON SALE OF ASSETS
The gain on sale assets includes the following components:

	For the years ended December 31,
	2012	2011	2010
Gain on sale of Burkina Faso exploration properties	$22,361	$—	$—
Gain on sale of Saramacca	9,175	—	—
Gain on sale of other assets	41	1,350	1,171
Gain on sale of assets	$31,577	$1,350	$1,171
Gain on sale of Burkina Faso exploration properties
In December 2011, TGM notified us, per terms of a 2007 exploration earn-in agreement, of their intent to exercise their purchase option for our Goulagou and Rounga exploration properties in Burkina Faso. The sale of these exploration projects was completed in February 2012 upon our receipt of $6.6 million of cash and 21.7 million TGM common shares valued at $15.8 million on the day of the sale. On the day of the sale, we also held 4.0 million TGM shares from earlier transactions with TGM. The underlying properties' carrying value had been written down to zero in prior periods, resulting in the recognition of a net gain of $22.4 million on the completion of this disposition.
Gain on sale of Saramacca
In 2009, we entered into an agreement to sell our Saramacca gold exploration project in Suriname to Newmont Mining Corporation. In December 2012, all requirements for the sale and transfer were met and ownership and control of the Saramacca project was turned over to Newmont Mining Corporation for total consideration of $9.0 million cash. We received $8.0 million of cash in December 2012 and a final payment of $1.0 million in early 2013. A net gain of $9.2 million was recognized on this transaction.
Gain on sale of other assets
The gain on sale of other assets includes the sale of mining equipment, exploration properties and available for sale investments.

15. INCOME TAXES
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

Our deferred tax assets and liabilities at December 31, 2012, and 2011 include the following components:

	As of December 31,
	2012	2011
Deferred tax assets:
Offering costs	$120	$595
Non-capital loss carryovers	222,213	191,182
Capital loss carryovers	741	907
Mine property costs	7,118	7,154
Reclamation costs	9,765	6,638
Unrealized loss on available for sale investments	508	(173)
Other	9,609	5,061
Valuation allowance	(163,890)	(131,208)
Future tax assets	86,184	80,156
Deferred tax liabilities:
Mine property costs	114,595	102,948
Derivatives	4	1,094
Other	—	107
Deferred tax liabilities	114,599	104,149
Net deferred tax liabilities	$28,415	$23,993
The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	As at December 31,
	2012	2011
Canada	$42,832	$46,254
U.S.	15	228
Ghana	121,043	84,067
Burkina Faso	—	659
Total valuation allowance	$163,890	$131,208
The income taxes expense includes the following components:

	For the years ended December 31,
	2012	2011	2010
Current expense:
Canada	$—	$—	$—
Foreign	12,393	2,669	1,487
Deferred tax expense:
Canada	—	—	—
Foreign	4,423	8,315	3,990
Total expense	$16,816	$10,984	$5,477

A reconciliation of expected income tax on net income before minority interest at statutory rates with the actual expenses (recovery) for income taxes is as follows:

	For the years ended December 31,
	2012	2011	2010
Net income /(loss) before tax	$6,601	$8,482	$(9,128)
Statutory tax rate	25.0%	26.5%	28.5%
Tax expense/(benefit) at statutory rate	$1,650	$2,248	$(2,601)
Foreign tax rates	(6,193)	(7,340)	(7,548)
Change in tax rates	(22,145)	3,395	659
Expired loss carryovers	6,144	—	—
Ghana investment allowance	300	(513)	(761)
Non-deductible stock option compensation	1,303	884	848
Non-deductible expenses	270	376	543
Nondeductible convertible debenture	6,096	—	—
Loss carryover not previously recognized	627	(1,189)	2,321
Ghana property basis not previously recognized	(3,523)	(1,385)	912
Change in future tax assets due to exchange rates	(445)	738	(1,864)
Change in valuation allowance	31,932	10,881	10,907
National Tax Levy	—	2,669	1,488
Other	800	220	573
Income tax expense /(recovery)	$16,816	$10,984	$5,477
During 2012, we recognized $2.7 million unrealized loss on investments in other comprehensive income. Other comprehensive income was credited in the amount of $0.7 million for the tax benefit of the loss, with an offsetting $0.7 million valuation allowance recorded in other comprehensive income.
 At December 31, 2012, we had tax pool and loss carryovers expiring as follows:

	Canada	Ghana
2013	$—	$46,294
2014	—	—
2015	3,831	—
2016	—	31,233
2026	15,800	—
2027	16,096	—
2028	14,468	—
2029	22,248	—
2030	20,421	—
2031	38,314	—
Indefinite	5,930	459,423
Total	$137,108	$536,950
The Ghana tax pool is further limited to taxable income generated at Bogoso.
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
We have also bonded $9.0 million to cover rehabilitation and closure obligations at Bogoso/Prestea. These bonding requirements have been met by an $8.1 million letter of credit from a commercial bank and a $0.9 million cash deposit held by the same bank on behalf of the EPA. The cash deposits are recorded as Restricted Cash on our Consolidated Balance Sheets.
Prior to April 1, 2012, our reclamation bonds were provided by the same bank that provided our revolving credit facility. The credit facility expired on April 1, 2012, and the bonds expired on April 30, 2012. The environmental bonds were replaced with new bonds provided by a Ghanaian bank on May 1, 2012, on terms similar to the prior bonds. The Ghanaian bank provided an $8.1 million bond to GSBPL and a $9.6 million bond to GSWL. The new bonds are guaranteed by Golden Star Resources Ltd.
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

17. STOCK BASED COMPENSATION
Non-cash employee compensation expense recognized in general and administrative expense in the Statements of Operations with respect to our non-cash employee compensation plans are as follows:

	For the years ended December 31,
	2012	2011	2010
Total stock compensation expense	$6,111	$3,385	$2,975
STOCK OPTIONS
We have one stock option plan, the Third Amended and Restated 1997 Stock Option Plan (the “Plan”) approved by shareholders in May 2010, under which options are granted at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as is stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 25,000,000 shares, of which 5,029,646 are available for grant as of December 31, 2012. The exercise price of each option is not less than the closing price of our shares on the Toronto Stock Exchange on the day prior to the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.
We granted 5,164,000 and 2,288,000 options in 2012 and 2011 respectively. We do not receive a tax deduction for the issuance of options. As a result, we do not recognize any income tax benefit related to the stock compensation expense.
The fair value of our option grants are estimated at the grant dates using the Black-Scholes option-pricing model. Fair values of options granted in 2012 and 2011 were based on the assumptions noted in the following table:

	For the years ended December 31,
	2012	2011	2010
Expected volatility	57.11% to 87.50%	66.06% to 70.29%	68.67% to 77.37%
Risk-free interest rate	0.36% to 1.91%	0.90% to 2.26%	1.18% to 2.58%
Expected lives	3 to 8 years	6 to 9 years	6 to 9 years
Dividend yield	0%	0%	0%
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
A summary of option activity under the Plan during the year ended ended December 31, 2012:

	Options (‘000)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2011	8,539	3.18	7.0	95
Granted	5,164	1.94	6.4	—
Exercised	(203)	1.45	3.5	125
Forfeited, canceled and expired	(1,163)	2.74	6.0	—
Outstanding as of December 31, 2012	12,337	2.74	6.2	541

Exercisable as of December 31, 2012	7,920	3.04	5.7	356

A summary of option activity under the Plan during the year ended ended December 31, 2011:

	Options (‘000)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2010	6,724	3.35	7.0	9,001
Granted	2,288	2.67	9.3	—
Exercised	(159)	1.78	4.6	—
Forfeited, canceled and expired	(314)	3.67	6.8	—
Outstanding as of December 31, 2011	8,539	3.18	7.0	95

Exercisable as of December 31, 2011	6,233	3.30	6.2	95

A summary of option activity under the Plan during the year ended ended December 31, 2010:

	Options (‘000)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2009	7,283	3.19	7.0	4,221
Granted	1,599	3.77	9.3	—
Exercised	(1,149)	2.11	5.4	2,423
Forfeited, canceled and expired	(1,009)	4.27	—	—
Outstanding as of December 31, 2010	6,724	3.35	7.0	9,001

Exercisable as of December 31, 2010	4,622	3.48	6.3	5,770
The number of options outstanding by strike price as of December 31, 2012 is shown in the following table:

	Options outstanding			Options exercisable
Range of exercise prices (Cdn$)	Number outstanding at December 31, 2012 (000)	Weighted- average remaining contractual life (years)	Weighted- average exercise price (Cdn$)	Number exercisable at December 31, 2012 (000)	Weighted- average exercise price (Cdn$)
1.00 to 2.50	5,984	6.6	1.88	2,641	1.80
2.51 to 4.00	5,187	6.2	3.23	4,158	3.30
4.01 to 7.00	1,166	3.7	4.99	1,121	5.00
	12,337	6.2	2.74	7,920	3.04
The number of options outstanding by strike price as of December 31, 2011 is shown in the following table:

	Options outstanding			Options exercisable
Range of exercise prices (Cdn$)	Number outstanding at December 31, 2011 (000)	Weighted- average remaining contractual life (years)	Weighted- average exercise price (Cdn$)	Number exercisable at December 31, 2011 (000)	Weighted- average exercise price (Cdn$)
1.00 to 2.50	1,619	7.2	1.66	1,215	1.64
2.51 to 4.00	5,688	7.3	3.22	3,901	3.32
4.01 to 7.00	1,232	4.8	5.00	1,117	5.02
	8,539	6.9	3.18	6,233	3.29

The number of options outstanding by strike price as of December 31, 2010 is shown in the following table:

	Options outstanding			Options exercisable
Range of exercise prices (Cdn$)	Number outstanding at December 31, 2010 (000)	Weighted- average remaining contractual life (years)	Weighted- average exercise price (Cdn$)	Number exercisable at December 31, 2010 (000)	Weighted- average exercise price (Cdn$)
1.00 to 2.50	1,472	7.5	1.61	804	1.53
2.51 to 4.00	3,965	7.2	3.43	2,845	3.44
4.01 to 7.00	1,287	6.0	4.98	973	5.10
	6,724	7.0	3.35	4,622	3.48

The weighted-average grant date fair value of share options granted during the years ended December 31, 2012, 2011 and 2010 was Cdn$1.20, Cdn$1.78 and Cdn$2.54, respectively. The intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was Cdn$0.1 million, Cdn$0.3 million and Cdn$2.4 million, respectively.
A summary of the status of non-vested options at December 31, 2012, 2011 and 2010 and the changes during the years ended December 31, 2012, 2011 and 2010 is presented below:

	Number of options (000)	Weighted average grant date fair value (Cdn$)
Non-vested at January 1, 2012	2,307	1.91
Granted	5,164	1.21
Vested	(2,658)	1.43
Forfeited, canceled and expired	(396)	1.65
Non-vested at December 31, 2012	4,417	1.4

	Number of options (000)	Weighted average grant date fair value (Cdn$)
Non-vested at January 1, 2011	2,102	1.90
Granted	2,288	1.78
Vested	(1,988)	1.81
Forfeited, canceled and expired	(95)	2.14
Non-vested at December 31, 2011	2,307	1.91

	Number of options (000)	Weighted average grant date fair value (Cdn$)
Non-vested at January 1, 2010	2,125	1.49
Granted	1,599	2.54
Vested	(1,491)	1.94
Forfeited, canceled and expired	(131)	1.73
Non-vested at December 31, 2010	2,102	1.9
As of December 31, 2012, there was a total unrecognized compensation cost of Cdn$3.6 million related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair values of shares vested during the years ended December 31, 2012, 2011 and 2010 were Cdn$3.7 million, Cdn$3.6 million and Cdn$2.9 million, respectively.
Stock Bonus Plan
In December 1992, we established an Employees' Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock, of which 710,854 common shares have been issued as of December 31, 2012. In the first quarter of 2012, 165,009 shares were issued in 2012 under the Stock Bonus Plan at a value of $0.3 million. No shares were issued in 2011.
Deferred Share Units
On March 9, 2011 the Board adopted a Deferred Share Unit Plan ("DSU Plan") which was subsequently approved by shareholders at the May 2011 annual meeting of shareholders. Our DSU Plan provides for the issuance of Deferred Share Units (“DSUs”), each representing the right to receive one share of Golden Star common shares upon redemption. DSUs may be redeemed only upon termination of the holder's services to the Company, and may be subject to vesting provisions. DSU awards are granted at the sole discretion of the Company's compensation committee. The DSU Plan allows directors, at their option, to receive all or any portion of their director retainer by accepting DSUs in lieu of cash.
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
These units were immediately vested and a compensation expense of $0.6 million and $49.5 thousand was recognized for these grants during 2012 and 2011, respectively. As of December 31, 2012, there was zero unrecognized compensation expense related to DSUs granted under the Company's DSU plan.

	Number of Deferred Share Units	Amount (US$'000)
As of December 31, 2011	22,147	$49
Grants	394,922	592
Exercises	(29,010)	(39)
As of December 31, 2012	388,059	$602

	Number of Deferred Share Units	Amount (US$'000)
As of December 31, 2010	—	$—
Grants	22,147	49
Exercises	—	—
As of December 31, 2011	22,147	$49
Share Appreciation Rights
On February 13, 2012, the Company adopted a Share Appreciation Rights Plan, and granted 1,543,043 share appreciation rights (SARs) that vest after a period of three years. Of these granted, 463,636 were subsequently forfeited leaving 1,079,407 outstanding at December 31, 2012. The SARs will be settled in cash in an amount equal to the Company’s stock price less the strike price on the award date. Since SARs are settled in cash, the Company marks-to-market the associated expense for each award at the end of each reporting period. The Company accounts for these as liability awards and marks-to-market the fair value of the award until final settlement.
As of December 31, 2012, there was approximately $0.8 million of total unrecognized compensation cost related to unvested SARs. The Company recognized approximately $0.3 million of compensation expense related to these cash based awards for the year ended December 31, 2012.

18. EARNINGS PER COMMON SHARE
The following table provides reconciliation between basic and diluted earnings per common share:

	For the years ended December 31,
	2012	2011	2010
Net loss attributable to Golden Star shareholders	$(9,490)	$(2,075)	$(11,229)

Weighted average number of shares (millions)	258.9	258.6	258.0
Dilutive securities:
Options	—	—	—
Deferred stock units	—	—	—
Convertible debentures	—	—	—
Weighted average number of diluted shares (millions)	258.9	258.6	258.0

Net loss per share attributable to Golden Star shareholders:
Basic	$(0.04)	$(0.01)	$(0.04)
Diluted	$(0.04)	$(0.01)	$(0.04)
Options to purchase 12.3 million and 8.5 million common shares were outstanding at December 31, 2012, and 2011, respectively, but were not included in the computation of diluted weighted average common shares because their effect would not be dilutive. Deferred Stock Units totaling 0.4 million and zero common shares were outstanding at December 31, 2012 and 2011, respectively, but were not included in the computation of diluted weighted average common shares because their effect would not be dilutive. In addition, we had 47.0 million and 25.0 million common shares potentially outstanding at December 31, 2012 and 2011, respectively, related to the convertible debentures that were not dilutive.

19. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREA

	Africa
As at and for years ended December 31,	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2012
Revenues	$286,619	$263,921	$—	$—	$—	$550,540
Net income/(loss) attributable to Golden Star	2,113	18,441	(2,857)	(542)	(26,645)	(9,490)
Depreciation	33,506	65,328	24	1	67	98,926
Income tax expense	—	(16,816)	—	—	—	(16,816)
Capital expenditures	39,216	49,248	28	—	3	88,495
Long-lived assets	343,027	171,197	741	—	67	515,032
Total assets	435,745	230,096	3,491	150	56,394	725,876
2011
Revenues	$222,542	$248,465	$—	$—	$—	$471,007
Net (loss)/income attributable to Golden Star	(11,959)	32,781	(1,065)	(2,299)	(19,533)	(2,075)
Depreciation	29,353	42,240	—	2	103	71,698
Income tax expense	—	(10,984)	—	—	—	(10,984)
Capital expenditures	59,410	41,898	1	—	71	101,380
Long-lived assets	339,671	187,015	736	1	131	527,554
Total assets	415,168	256,113	1,616	855	53,926	727,678
2010
Revenues	206,448	226,245	—	—	—	432,693
Net income/(loss) attributable to Golden Star	694	16,880	(3,001)	6,463	(32,265)	(11,229)
Depreciation	36,511	62,160	—	3	101	98,775
Income tax expense	—	(5,477)	—	—	—	(5,477)
Capital expenditures	36,035	26,856	2,211	—	89	65,191
Long-lived assets	300,377	185,045	772	3	163	486,360
Total assets	360,555	240,662	5,848	(251)	146,412	753,226

20. RELATED PARTIES
During 2012, we obtained legal services from a firm to which one of our board members is of counsel. The cost of services from this firm during 2012 and 2011 was $0.7 million and $0.6 million, respectively. Our board member did not personally provide any legal services to the Company during these periods nor did he benefit directly or indirectly from payments for the services performed by the firm.
21. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes was $0.2 million, $3.6 million and $1.0 million in 2012, 2011 and 2010, respectively . Cash paid for interest was $8.8 million, $6.5 million and $7.1 million in 2012, 2011 and 2010, respectively.
Changes in working capital for the years ended 2012, 2011 and 2010 are as follows:

	For the years ended December 31,
Changes in working capital:	2012	2011	2010
Decrease/(increase) in accounts receivable	$(870)	$1,839	$(4,022)
Decrease in inventories	(11,682)	(9,030)	(14,351)
(Increase)/decrease in deposits and prepayments	(4,256)	(1,250)	235
Increase in accounts payable and accrued liabilities	5,016	2,335	27,607
Other	(202)	(1,747)	481
Total changes in working capital	$(11,994)	$(7,853)	$9,950

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

	2012 Quarters ended				2011 Quarters ended
($ millions, except per share data)	Dec	Sept	Jun	Mar	Dec	Sept	Jun	Mar
Revenues	$149.7	$133.5	$136.3	$131.0	$118.8	$125.9	$109.8	$116.5
Net income/(loss)	9.1	(30.2)	2.5	9.1	7.2	(10.2)	(5.0)	5.9

Net earnings/(loss) per share
Basic	$0.04	$(0.12)	$0.01	$0.04	$0.03	$(0.04)	$(0.02)	$0.02
Diluted	0.03	(0.12)	0.01	0.04	0.03	(0.04)	(0.02)	0.02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with PricewaterhouseCoopers LLP, our auditors, regarding any matter of accounting principles or practices or financial statement disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of December 31, 2012, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Golden Star's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, disclosure controls and procedures were effective.
MANAGEMENT'S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
Management has concluded that the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and 2011, and the results of its operations and its cash flows for each of the three years in the periods ended December 31, 2012, in accordance with U.S. GAAP. The consolidated financial statements have been audited by PricewaterhouseCoopers LLP as stated in their report which expressed an unqualified opinion thereon.
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Golden Star is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Golden Star's internal control over financial reporting is a process designed under the supervision of Golden Star's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. GAAP. As of December 31, 2012, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that Golden Star maintained effective internal control over financial reporting as of December 31, 2012. The effectiveness of Golden Star's internal control over financial reporting at December 31, 2012, has been audited by PricewaterhouseCoopers LLP, as stated in their report, which appears herein.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in Golden Star's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the Company's last fiscal quarter of 2012 that has materially affected or is reasonably likely to materially affect Golden Star's internal control over financial reporting.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:
1. Financial Statements

Management's Report
Auditors' Report
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income/Loss for the years ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

4.2
Amended and Restated Shareholder's Rights Plan dated as of May 6, 2010, between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on May 12, 2010)

4.3
Indenture between the Company and The Bank of New York Mellon, dated May 31, 2012, for the Company's 5.00% Convertible Senor Unsecured Debentures due June 1, 2017 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on May 31, 2012)

4.4	Global Debenture for 5% Convertible Senior Unsecured Debenture due June 1, 2017 (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on May 31, 2012)

10.1	Third Amended and Restated 1997 Stock Option Plan, dated May 6, 2010, (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 12, 2010)

10.2	Form of Stock Option Agreement (Employee) (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011)

10.3	Form of Stock Option Agreement (Director) (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 2011)

10.4	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 23, 2003)

10.5	Employees' Stock Bonus Plan amended and restated to April 6, 2000, (incorporated by reference to Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 2000)

10.6
First Amendment to the Amended and Restated Employment Agreement of Mr. Thomas G. Mair dated as of February 22, 2011, by and between Golden Star Management Services Company and Mr. Thomas G. Mair (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2011)

10.7
Amended and Restated Employment Agreement dated effective April 1, 2008, between Golden Star Management Services Company and Mr. Thomas G. Mair (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2008)

10.8	Severance and Release Agreement dated as of December 20, 2012, by and between Golden Star Management Services Company and Thomas G. Mair

10.9
Employment Agreement dated as of August 20, 2008, by and between Golden Star Management Services Company and John A. Labate (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 26, 2008)

10.10	Severance and Release Agreement dated as of February 11, 2012, by and between Golden Star Management Services Company and John A. Labate

10.11
Amended and Restated Employment Agreement dated effective April 1, 2008, between Golden Star Management Services Company and Bruce Higson-Smith (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2008)

10.12
Amended and Restated Employment Agreement dated effective April 1, 2008, between Golden Star Resources Ltd. and Mitch Wasel (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on October 6, 2008)

10.13
Employment Agreement dated effective March 9, 2011, by and between Golden Star Resources Ltd. and Sam Coetzer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 10, 2011)

10.14	Employment Agreement dated as of December 19, 2012, by and between Golden Star Resources Ltd. and Sam Coetzer

10.15
Employment Agreement dated as of January 31, 2012, by and between Golden Star Management Services Company and Roger Palmer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 6, 2012)

10.16	Employment Agreement dated December 13, 2012 by and between Golden Star Resources Ltd. and Jeff Swinoga

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

10.23
Mining lease, dated September 27, 2007, between the Government of the Republic of Ghana and First Canadian Goldfields Limited relating to the Benso property (incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 2009)

10.24
Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 2002)

10.25
Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 2002)

10.26
License Agreement, dated June 28, 2004, between Biomin Technologies S.A. and Bogoso Gold Limited (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 2005)

10.27
EPCM Services Agreement, dated April 16, 2006, between Bogoso Gold Limited, GRD Minproc (Pty) Limited and GRD Minproc Limited (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2006)

10.28
Management Services Agreement dated July 1, 2007, between the Company and Golden Star Management Services Company (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2007)

10.29	Deferred Share Unit Plan, dated March 9, 2011 (incorporated by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A filed on April 1, 2011)

10.30	Share Appreciation Rights Plan, dated February 13, 2012, (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed in February 16, 2012)

10.31	Form of grant agreement for the Shares Appreciation Rights Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on February 16, 2012)

10.32
Form of Purchase and Exchange Agreement, dated May 17, 2012, between Golden Star Resources Ltd. and purchasers of 5% Convertible Senior Unsecured Debentures due June 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 18, 2012)

14
Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers (incorporated by reference to Exhibit 14 to the Company's Form 10-K for the year ended December 31, 2005)

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
101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the twelve months ended December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011 and December 31, 2010; and (iv) Notes to the Audited Consolidated Financial Statements, detial tagged. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Star Resources Ltd Registrant

By:	/s/ Sam Coetzer
Sam Coetzer President and CEO
Date:	March 4, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Timothy C. Baker	By:	/s/ James E. Askew
Name:	Timothy C. Baker	Name:	James E. Askew
Title:	Executive Chairman of the Board	Title:	Director
Date:	March 4, 2013	Date:	March 4, 2013

By:	/s/ Sam Coetzer	By:	/s/ Robert E. Doyle
Name:	Sam Coetzer	Name:	Robert E. Doyle
Title:	President and Chief Executive Officer and Director (Principal Executive Officer)	Title:	Director
Date:	March 4, 2013	Date:	March 4, 2013

By:	/s/ Tony Jensen	By:	/s/ Ian MacGregor
Name:	Tony Jensen	Name:	Ian MacGregor
Title:	Director	Title:	Director
Date:	March 4, 2013	Date:	March 4, 2013

By:	/s/ Craig Nelsen	By:	/s/ Jeff Swinoga
Name:	Craig Nelsen	Name:	Jeff Swinoga
Title:	Director	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 4, 2013	Date:	March 4, 2013

By:	/s/ Christopher M.T. Thompson	By:	/s/ William L. Yeates
Name:	Christopher M.T. Thompson	Name:	William L. Yeates
Title:	Director	Title:	Director
Date:	March 4, 2013	Date:	February 27, 2013

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

4.2
Amended and Restated Shareholder's Rights Plan dated as of May 6, 2010, between the Company and CIBC Mellon Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on May 12, 2010)

4.3
Indenture between the Company and The Bank of New York Mellon, dated May 31, 2012, for the Company's 5.00% Convertible Senor Unsecured Debentures due June 1, 2017 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on May 31, 2012)

4.4	Global Debenture for 5% Convertible Senior Unsecured Debenture due June 1, 2017 (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on May 31, 2012)

10.1	Third Amended and Restated 1997 Stock Option Plan, dated May 6, 2010, (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 12, 2010)

10.2	Form of Stock Option Agreement (Employee) (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2011)

10.3	Form of Stock Option Agreement (Director) (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 2011)

10.4	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 23, 2003)

10.5	Employees' Stock Bonus Plan amended and restated to April 6, 2000, (incorporated by reference to Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 2000)

10.6
First Amendment to the Amended and Restated Employment Agreement of Mr. Thomas G. Mair dated as of February 22, 2011, by and between Golden Star Management Services Company and Mr. Thomas G. Mair (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2011)

10.7
Amended and Restated Employment Agreement dated effective April 1, 2008, between Golden Star Management Services Company and Mr. Thomas G. Mair (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2008)

10.8	Severance and Release Agreement dated as of December 20, 2012, by and between Golden Star Management Services Company and Thomas G. Mair

10.9
Employment Agreement dated as of August 20, 2008, by and between Golden Star Management Services Company and John A. Labate (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 26, 2008)

10.10	Severance and Release Agreement dated as of February 11, 2012, by and between Golden Star Management Services Company and John A. Labate

10.11
Amended and Restated Employment Agreement dated effective April 1, 2008, between Golden Star Management Services Company and Bruce Higson-Smith (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2008)

10.12
Amended and Restated Employment Agreement dated effective April 1, 2008, between Golden Star Resources Ltd. and Mitch Wasel (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on October 6, 2008)

10.13
Employment Agreement dated effective March 9, 2011, by and between Golden Star Resources Ltd. and Sam Coetzer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 10, 2011)

10.14	Employment Agreement dated as of December 19, 2012, by and between Golden Star Resources Ltd. and Sam Coetzer

10.15
Employment Agreement dated as of January 31, 2012, by and between Golden Star Management Services Company and Roger Palmer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 6, 2012)

10.16	Employment Agreement dated December 13, 2012 by and between Golden Star Resources Ltd. and Jeff Swinoga

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

10.23
Mining lease, dated September 27, 2007, between the Government of the Republic of Ghana and First Canadian Goldfields Limited relating to the Benso property (incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 2009)

10.24
Joint Operating Agreement, dated January 31, 2002, between Bogoso Gold Limited and Prestea Gold Resources Limited (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 2002)

10.25
Memorandum of Agreement, dated March 14, 2002, among Prestea Gold Resources, Bogoso Gold Limited and others (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 2002)

10.26
License Agreement, dated June 28, 2004, between Biomin Technologies S.A. and Bogoso Gold Limited (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 2005)

10.27
EPCM Services Agreement, dated April 16, 2006, between Bogoso Gold Limited, GRD Minproc (Pty) Limited and GRD Minproc Limited (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2006)

10.28
Management Services Agreement dated July 1, 2007, between the Company and Golden Star Management Services Company (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 2007)

10.29	Deferred Share Unit Plan, dated March 9, 2011 (incorporated by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A filed on April 1, 2011)

10.30	Share Appreciation Rights Plan, dated February 13, 2012, (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed in February 16, 2012)

10.31	Form of grant agreement for the Shares Appreciation Rights Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on February 16, 2012)

10.32
Form of Purchase and Exchange Agreement, dated May 17, 2012, between Golden Star Resources Ltd. and purchasers of 5% Convertible Senior Unsecured Debentures due June 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 18, 2012)

14
Code of Ethics for Directors, Senior Executive and Financial Officers and Other Executive Officers (incorporated by reference to Exhibit 14 to the Company's Form 10-K for the year ended December 31, 2005)

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
101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the twelve months ended December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011 and December 31, 2010; and (iv) Notes to the Audited Consolidated Financial Statements, detail tagged. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.