Form 10-Q
period 2013-03-31
GOLDEN STAR RESOURCES LTD
filed 2013-05-09
CIK 903571

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12284
__________________________________________
GOLDEN STAR RESOURCES LTD.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________________

Canada	98-0101955
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 King Street West Sun Financial Tower, Suite 1200 Toronto, ON M5H 1J9	M5H 1J9
(Address of Principal Executive Office)	(Postal Code)
Registrant’s telephone number, including area code (416) 583-3800
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding as at May 8, 2013: 259,105,970

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
These statements include comments regarding: permitting efforts at Mampon and Prestea South and various locations; plans to develop the Prestea South deposits; the timing for the completion of the final West Reef feasibility study and future activities at the West Reef; exploration and development efforts, activities and costs; the Wassa open-pit drilling program and our plans to update Mineral Resource and Reserve information; our plans regarding additional drilling and metallurgical evaluation at Bogoso; our plans to cease mining at Pampe and place the Bogoso/Prestea non-refractory processing plant on care and maintenance; the review of our 2013 operating/mine plans and capital spending, and the issuance of revised production and cost guidance as a result of this review; the potential reassessment of the recoverability of the carrying amount of our long lived assets and the potential recognition of an impairment loss due to the recent decline in gold prices; our plans to become a foreign private issuer; our objectives for 2013 and beyond; expected debt payments during 2013; and sources of and adequacy of liquidity to fund operations and meet capital and other needs in 2013 and beyond.
The following, in addition to the factors described under “Risk Factors” in Item 1A of our Form 10-K for the year ended December 31, 2012, are among the factors that could cause actual results to differ materially from the forward-looking statements:
•increases or decreases in gold prices;
•losses or gains in Mineral Reserves from changes in operating costs and/or gold prices;
•failure of exploration efforts to expand Mineral Reserves around our existing mines;
•unexpected changes in business and economic conditions;
•inaccuracies in Mineral Reserves and non-reserve estimates;
•changes in interest and currency exchange rates;
•timing and amount of gold production;
•unanticipated variations in ore grade, tonnes mined and ore processed;
•instability in our pit walls resulting in pit wall failures;
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

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of U.S. dollars except shares and per share data)
(unaudited)

	Notes	For the three months ended March 31,
		2013	2012
REVENUE
Gold revenues		$132,910	$131,020

COST OF SALES
Mine operating expenses		100,065	94,284
Operating costs from/(to) metal inventory		1,179	(3,450)
Royalties		6,653	6,565
Mining related depreciation and amortization		20,141	19,043
Accretion of asset retirement obligations		634	703
Total cost of sales		128,672	117,145

Mine operating margin		4,238	13,875

OTHER EXPENSES/(INCOME)
Exploration expense		645	1,264
General and administrative		7,645	6,767
Property holding costs		3,086	2,074
Foreign exchange loss		528	861
Derivative mark-to-market loss		—	162
(Gain)/loss on fair value of convertible debentures	4	(7,646)	892
Gain on sale of assets	14	(72)	(22,370)
Interest expense		1,256	2,773
Interest and other income		(101)	(138)
(Loss)/income before income tax		(1,103)	21,590
Income tax expense	11	7,133	12,531
Net (loss)/income		$(8,236)	$9,059
Net loss attributable to noncontrolling interest		(1,677)	(54)
Net (loss)/income attributable to Golden Star shareholders		$(6,559)	$9,113

Net (loss)/income per share attributable to Golden Star shareholders
Basic and diluted	16	$(0.03)	$0.04
Weighted average shares outstanding (millions)		259.1	258.7
Weighted average shares outstanding-diluted (millions)		259.1	258.9

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Stated in thousands of U.S. dollars)
(unaudited)

	Notes	For the three months ended March 31,
		2013	2012
OTHER COMPREHENSIVE (LOSS)/INCOME
Net (loss)/income		$(8,236)	$9,059
Unrealized loss on investments net of deferred taxes	6	(5,618)	(4,165)
Comprehensive (loss)/income		$(13,854)	$4,894
Comprehensive loss attributable to noncontrolling interest		$(1,677)	$(54)
Comprehensive (loss)/income attributable to Golden Star shareholders		(12,177)	4,948

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of U.S. dollars except shares issued and outstanding)
(unaudited)

		As of	As of
		March 31,	December 31,
	Notes	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$61,020	$78,884
Accounts receivable		11,980	11,896
Inventories	5	92,850	90,212
Deferred tax assets		235	235
Deposits		7,912	8,600
Available for sale investments	6	9,416	15,034
Prepaids and other		4,173	2,666
Total Current Assets		187,586	207,527
RESTRICTED CASH		2,025	2,028
PROPERTY, PLANT AND EQUIPMENT	7	257,097	260,986
INTANGIBLE ASSETS		2,632	3,159
MINING PROPERTIES	8	255,338	252,176
Total Assets		$704,678	$725,876
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities		$103,761	$101,760
Asset retirement obligations	9	9,096	9,943
Current tax liability	11	14,414	12,393
Current debt	10	6,441	6,968
Total Current Liabilities		133,712	131,064
LONG TERM DEBT	10	101,509	110,507
ASSET RETIREMENT OBLIGATIONS	9	24,768	24,170
DEFERRED TAX LIABILITY	11	25,476	28,650
Total Liabilities		$285,465	$294,391
COMMITMENTS AND CONTINGENCIES	12	—	—
SHAREHOLDERS’ EQUITY
SHARE CAPITAL
First preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding		—	—
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 259,105,970 at March 31, 2013; 259,015,970 at December 31, 2012	13	$694,906	$694,652
CONTRIBUTED SURPLUS		26,482	25,154
ACCUMULATED OTHER COMPREHENSIVE INCOME		(6,334)	(716)
DEFICIT		(292,161)	(285,602)
Total Golden Star Equity		422,893	433,488
NONCONTROLLING INTEREST		(3,680)	(2,003)
Total Equity		419,213	431,485
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$704,678	$725,876

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN STAR RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of U.S. dollars)
(unaudited)

		For the three months ended
		March 31,
	Notes	2013	2012
OPERATING ACTIVITIES:
Net (loss)/income		$(8,236)	$9,059
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, depletion and amortization		20,157	19,050
Amortization of loan acquisition costs		—	895
Gain on sale of assets		(72)	(22,370)
Non-cash employee compensation		1,694	2,579
Deferred income tax expense	11	(1,153)	12,531
Fair value of derivatives loss		—	162
Fair value (gain)/loss on convertible debt		(7,646)	892
Accretion of asset retirement obligations		634	703
Reclamation expenditures		(883)	(2,575)
Changes in working capital	18	(2,315)	(3,042)
Net cash provided by operating activities		2,180	17,884
INVESTING ACTIVITIES:
Expenditures on mining properties		(14,106)	(12,537)
Expenditures on property, plant and equipment		(3,553)	(12,128)
Change in accounts payable and deposits on mine equipment and material		(730)	(3,696)
Cash used for equity investments		—	(938)
Proceeds from sale of investments		72	6,605
Net cash used in investing activities		(18,317)	(22,694)
FINANCING ACTIVITIES:
Principal payments on debt		(1,879)	(2,150)
Proceeds from debt agreements and equipment financing		—	7,036
Other		152	91
Net cash (used in)/provided by financing activities		(1,727)	4,977
(Decrease)/increase in cash and cash equivalents		(17,864)	167
Cash and cash equivalents, beginning of period		78,884	103,644
Cash and cash equivalents, end of period		$61,020	$103,811

(See Note 18 for supplemental cash flow information)
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
2. BASIS OF PRESENTATION
Golden Star Resources Ltd (“Golden Star” or “Company”) is a Canadian federally-incorporated, international gold mining and exploration company headquartered in Toronto, Canada.
These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.
These consolidated financial statements include the accounts of the Company and its subsidiaries, whether owned directly or indirectly. All inter-company balances and transactions have been eliminated. Subsidiaries are defined as entities in which the company holds a controlling interest, is the general partner or where it is subject to the majority of expected losses or gains.
The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, as filed on Form 10-K with the United States Securities and Exchange Commission (the "SEC").
3. RECENT ACCOUNTING PRONOUNCEMENTS
RECENTLY ADOPTED STANDARDS
There are currently no new standards scheduled for adoption during 2013 that will have a material impact on Golden Star's financial reporting.
4. FINANCIAL INSTRUMENTS
The following tables illustrate the classification of the Company's financial instruments within the fair value hierarchy as of March 31, 2013. The three levels of the fair value hierarchy are:
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
Level 3 - Inputs that are not based on observable market data.
The following table sets forth the Company's assets measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2013:

	Financial assets measured at fair value as at
	March 31, 2013
	Level 1	Level 2	Level 3	Total
Available for sale investments	$9,416	$—	$—	$9,416
	$9,416	$—	$—	$9,416

Available for sale investments in Level 1 are based on the quoted market price for the equity investment. It is possible that some of these investments could be sold in large blocks at a future date via a negotiated agreement and such agreements may include a discount from the quoted price.

The following table sets forth the Company's liabilities measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2013:

	Financial liabilities measured at fair value as at
	March 31, 2013
	Level 1	Level 2	Level 3	Total
5% Convertible Debentures	—	—	91,628	91,628
	$—	$—	$91,628	$91,628

The 5% convertible senior unsecured debentures ("5% Convertible Debentures") are recorded at fair value. The debt component of the 5% Convertible Debentures is valued based on discounted cash flows and the equity component is valued using a Black-Scholes model. Inputs used to determine these values were: discount rate of 8.64%, risk free interest rate of 0.77%, volatility of 40% and a remaining life of 4.17 years. The 5% Convertible Debentures $91.6 million fair value includes $1.3 million of accrued interest at March 31, 2013. See Note 10. Debt for a further discussion of the 5% Convertible Debentures.
As at March 31, 2013, an unrealized gain of $7.6 million was recorded in the Statement of Operations relating to the change in fair value of the 5% Convertible Debentures compared to loss of $0.9 million as at March 31, 2012 related to the 4% convertible senior unsecured debentures.
The following table sets forth the Company's assets measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2012:

	Financial assets measured at fair value as at
	December 31, 2012
	Level 1	Level 2	Level 3	Total
Available for sale investments	$15,034	$—	$—	$15,034
	$15,034	$—	$—	$15,034
The following table sets forth the Company's liabilities measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2012:

	Financial liabilities measured at fair value as at
	December 31, 2012
	Level 1	Level 2	Level 3	Total
5% Convertible Debentures	$—	$—	$99,604	$99,604
	$—	$—	$99,604	$99,604

5. INVENTORIES
Our inventories at March 31, 2013 and December 31, 2012 include the following components:

	As of	As of
	March 31,	December 31,
	2013	2012
Stockpiled ore	$30,218	$33,130
In-process	11,422	7,571
Materials and supplies	48,610	43,548
Finished goods	2,600	5,963
Total	$92,850	$90,212
There were approximately 45,000 recoverable ounces of gold in the ore stockpiles and in-process inventories at March 31, 2013 and December 31, 2012. Finished goods at March 31, 2013 and December 31, 2012 consisted of 1,916 and 5,070 ounces, respectively, of unsold gold. Stockpile inventories are short-term surge piles expected to be processed within the next 12 months. Net realizable value adjustments of $0.8 million and $0.1 million were recorded at Bogoso in 2013 and 2012, respectively. The net realizable value adjustments during 2013 were related to refractory ore stockpiles and the 2012 net realizable adjustment is related to non-refractory plant in process inventory. Material and supply inventories of nil and $0.5 million were written off in 2013 and 2012, respectively, due to obsolescence and counts.

6. AVAILABLE FOR SALE INVESTMENTS
The following table presents changes in available for sale investments in the first three months of 2013 and the full year 2012:

	As of March 31, 2013		As of December 31, 2012
	TGM		TGM
	Fair Value	Shares	Fair Value	Shares
Balance at beginning of period	$15,034	24,521,101	$1,416	2,000,000
Acquisitions	—	—	17,117	23,676,301
Dispositions	—	—	(805)	(1,155,200)
OCI - unrealized loss	(5,618)		(2,694)
Balance at end of period	$9,416	24,521,101	$15,034	24,521,101

During the first quarter of 2012, we acquired shares of True Gold Mining Inc.("TGM") (formerly known as Riverstone Resources Inc.). The acquisition was accomplished through two transactions. The first was an exercise of two million warrants at an exercise price Cdn$0.45 for cash consideration of Cdn$0.9 million. The fair value of the shares acquired was $1.3 million. The second transaction was the sale of the Company's Burkina Faso subsidiary to TGM. The sale generated $6.6 million of cash plus 21.7 million TGM shares. We recognized the shares at their fair value of $15.8 million on February 2, 2012, when the sale was finalized. It is possible that some of these shares could be sold in large blocks at a future date via a negotiated agreement and such sales may be at a discount from the quoted price. Subsequent to December 31, 2012, the quoted market price of TGM's common stock has decreased, such that for the period ended March 31, 2013 we recognized through Comprehensive Income a loss of $5.6 million related to our holdings.
7. PROPERTY, PLANT AND EQUIPMENT
The following table shows the breakdown of the net book value of the property plant and equipment categories at March 31, 2013 and December 31, 2012:

	As of March 31, 2013			December 31, 2012
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Bogoso/Prestea	$192,744	$(115,168)	$77,576	$189,247	$(112,838)	$76,409
Bogoso refractory plant	195,559	(68,973)	126,586	196,066	(67,230)	128,836
Wassa/HBB	121,360	(68,817)	52,543	120,766	(65,463)	55,303
Corporate & other	1,334	(942)	392	1,363	(925)	438
Total	$510,997	$(253,900)	$257,097	$507,442	$(246,456)	$260,986

There was no interest capitalized in new additions to property, plant and equipment in the periods shown above.
8. MINING PROPERTIES
The following table provides a breakdown of the net book value of mining properties at March 31, 2013 and December 31, 2012:

	As of March 31, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Bogoso/Prestea	$132,922	$(64,634)	$68,288	$128,713	$(64,972)	$63,741
Bogoso refractory plant	70,867	(41,814)	29,053	70,865	(40,662)	30,203
Mampon	16,095	—	16,095	16,095	—	16,095
Wassa/HBB	362,135	(243,297)	118,838	352,241	(234,847)	117,394
Other	32,183	(9,119)	23,064	32,182	(7,439)	24,743
Total	$614,202	$(358,864)	$255,338	$600,096	$(347,920)	$252,176

There was no interest capitalized in new additions to mining properties in the periods shown above.

9. ASSET RETIREMENT OBLIGATIONS
At the end of each period, Asset Retirement Obligations (“ARO”) are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates applicable at the time of initial recognition. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, tailings storage facilities, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. While the majority of these costs will be incurred near the end of the mines' lives, it is expected that certain on-going reclamation costs will be incurred prior to mine closure. These costs are recorded against the asset retirement obligation liability as incurred. At March 31, 2013 and December 31, 2012, the total undiscounted amount of the estimated future cash needs was estimated to be $72.5 million and $73.4 million, respectively. Discount rates used to value the ARO range between 8% and 10%. The schedule of payments required to settle the March 31, 2013 ARO liability extends through 2029.
The changes in the carrying amount of the ARO during the three months ended March 31, 2013, and March 31, 2012, are as follows:

	For the three months ended
	March 31,
	2013	2012
Beginning balance	$34,113	$33,880
Accretion expense	634	703
Additions and changes in estimates	—	—
Cost of reclamation work performed	(883)	(2,575)
Balance at the end of the period	$33,864	$32,008

Current portion	$9,096	$8,626
Long term portion	$24,768	$23,382
10. DEBT
The following table displays the components of our current and long term debt instruments.

	As of	As of
	March 31,	December 31,
	2013	2012
Current debt:
Equipment financing credit facility	$6,441	$6,968
Total current debt	$6,441	$6,968
Long term debt:
Equipment financing credit facility	$9,881	$11,232
5% Convertible Debentures	91,628	99,275
Total long term debt	$101,509	$110,507
Schedule of payments on outstanding debt as of March 31, 2013:

	Nine Months
	2013	2014	2015	2016	2017	Maturity
Equipment financing loans
Principal	$5,085	$4,732	$3,798	$2,208	$499	2013 to 2017
Interest	1,003	604	322	120	9

5% Convertible Debentures
Principal	—	—	—	—	77,490	June 1, 2017
Interest	3,875	3,875	3,875	3,875	1,937
Total	$9,963	$9,211	$7,995	$6,203	$79,935

EQUIPMENT FINANCING CREDIT FACILITY
GSBPL and GSWL maintain a $35.0 million equipment financing facility with Caterpillar Financial Services Corporation, with Golden Star as the guarantor of all amounts borrowed. The facility provides credit financing for new and used mining equipment. Amounts drawn under this facility are repayable over five years for new equipment and over two years for used equipment. The interest rate for each draw-down is fixed at the date of the draw-down using the US Federal Reserve Bank 2-year or 5-year swap rate or London Interbank Offered Rate (“LIBOR”) plus 2.38%. At March 31, 2013, approximately $18.7 million was available to draw down, compared to $16.8 million at December 31, 2012. The average interest rate on the outstanding loans was approximately 6.7% at March 31, 2013, up marginally from 6.6% at December 31, 2012. Each outstanding equipment loan is secured by the title of the specific equipment purchased with the loan until the loan has been repaid in full.
CONVERTIBLE DEBENTURES
The 5% Convertible Debentures are accounted for at fair value and marked to market each reporting period and the corresponding gain/loss on fair value is recorded in the Statement of Operations.
The 5% Convertible Debentures were issued on May 31, 2012, in the amount of $77.5 million, in exchange for $74.5 million of our 4% convertible senior unsecured debentures (the "4% Convertible Debentures") in privately negotiated transactions with certain holders of the 4% Convertible Debentures exempt from the registration requirements of the U.S. Securities Act of 1933, as amended.
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
The 5% Convertible Debentures are direct senior unsecured indebtedness of the Company, ranking equally and ratably with all other senior unsecured indebtedness, and senior to all subordinated indebtedness of the Company. None of our subsidiaries has guaranteed the 5% Convertible Debentures, and the 5% Convertible Debentures do not limit the amount of debt that the Company or our subsidiaries may incur.
The fair value of the 5% Convertible Debentures is based on discounted cash flows for the debt component and a Black-Scholes model for the equity component. See Note 4. Financial Instruments for assumptions used in the fair value computation. The fair value of the 5% Convertible Debentures was $91.6 million and the face value was $77.5 million at March 31, 2013.

11. INCOME TAXES
The provision for income taxes includes the following components:

	For the three months ended March 31,
	2013	2012
Current expense:
Canada	$—	$—
Foreign	10,306	—
Deferred tax expense:
Canada	—	—
Foreign	(3,173)	12,531
Total expense	$7,133	$12,531
The deferred tax expense is related to the change in the temporary difference between book and tax basis at GSWL. During the first quarter of 2013, GSWL paid $8.3 million cash in income taxes to the Government of Ghana. In the first quarter of 2012, Ghana implemented a new tax law that raised the statutory rate from 25% to 35%. This increase had a $9.6 million impact on the first quarter 2012 deferred tax expense relating to the temporary difference at GSWL arising from prior periods. The tax expense related to the activity of the first three months of 2012 is $2.9 million.
12. COMMITMENTS AND CONTINGENCIES
Our commitments and contingencies include the following items:
ENVIRONMENTAL BONDING IN GHANA
The Ghana Environmental Protection Agency ("EPA") requires environmental compliance bonds that provide assurance for environmental remediation at our Bogoso/Prestea and Wassa mining operations. During 2012, the EPA raised Wassa/HBB's reclamation bonding requirement to approximately $10.6 million, due to increases in on-going mining disturbances. As a result, we increased our cash deposit by $0.9 million and our existing letter of credit by $1.7 million to meet the $2.7 million bonding increase.
We have also bonded $9.0 million to cover rehabilitation and closure obligations at Bogoso/Prestea. These bonding requirements have been complied with by providing an $8.1 million letter of credit from a commercial bank and a $0.9 million cash deposit held by a Ghanaian bank on behalf of the EPA. The cash deposits are recorded as Restricted Cash on our Consolidated Balance Sheets.
In the fourth quarter of 2011, Bogoso/Prestea submitted a draft environmental management plan to the EPA that included an updated estimate of the reclamation and closure costs. This environmental management plan included a more current estimate of the reclamation and closure costs for Bogoso/Prestea and could result in a need for additional bonding.
A Ghanaian bank provides an $8.1 million of bonding to GSBPL and a $9.6 million of bonding to GSWL. These bonds are cross guaranteed between GSBPL and GSWL, and also guaranteed by Golden Star Resources Ltd.
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

ROYALTIES
Dunkwa Properties
As part of the acquisition of the Dunkwa properties in 2003, Golden Star agreed to pay the seller a net smelter return royalty on future gold production from the Mansiso and Asikuma properties. As per the acquisition agreement, there will be no royalty due on the first 200,000 ounces produced from Mampon which is located on the Asikuma property. The amount of the royalty is based on a sliding scale which ranges from 2% of net smelter return at gold prices at or below $300 per ounce and progressively increases to 3.5% for gold prices in excess of $400 per ounce. Since this property is currently undeveloped, Golden Star is not required to pay a royalty on this property.
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
EXPLORATION AGREEMENTS
Obuom
In October 2007, we entered into an agreement with AMI Resources Inc. (“AMI”), which gives AMI the right to earn our 54% ownership position in the Obuom property in Ghana. Should AMI eventually obtain full rights to our position on the property and develop a gold mining operation at Obuom, Golden Star would receive from AMI a 2% net smelter return royalty on 54% of the property’s gold production.
LEGAL PROCEEDINGS
None.
13. SHARE CAPITAL
Changes in share capital during the three months ended March 31, 2013, are as follows:

	Shares	Amount
Balance at December 31, 2012	259,015,970	$694,652
Common shares issued:
Option exercises	90,000	254
Balance at March 31, 2013	259,105,970	$694,906

We held no treasury shares as of December 31, 2012 or at March 31, 2013.
14. GAIN ON SALE OF ASSETS
The gain on sale of assets includes the following components:

	For the three months ended March 31,
	2013	2012
Gain on sale of Burkina Properties	$—	$22,385
Gain/(loss) on sale of other assets	72	(15)
Total gain on sale of assets	$72	$22,370
The gain on the sale of the Burkina properties was incurred during the first quarter of 2012. The gain on sale of other assets in the first quarter of 2013 relates to the sale of mobile equipment.

15. STOCK BASED COMPENSATION
Non-cash employee compensation expense recognized in general and administrative expense in the statements of operations with respect to our non-cash employee compensation plans are as follows:

	For the three months ended March 31,
	2013	2012
Total stock compensation expense	$1,694	$2,579
STOCK OPTIONS
We have one stock option plan, the Third Amended and Restated 1997 Stock Option Plan (the “Plan”) approved by shareholders in May 2010, under which options are granted at the discretion of the Board of Directors. Options granted are non-assignable and are exercisable for a period of ten years or such other period as is stipulated in a stock option agreement between Golden Star and the optionee. Under the Plan, we may grant options to employees, consultants and directors of the Company or its subsidiaries for up to 25,000,000 shares, of which 2,856,358 were available for grant as of March 31, 2013. The exercise price of each option is not less than the closing price of Golden Star shares on the Toronto Stock Exchange on the day prior to the date of grant. Options typically vest over periods ranging from immediately to four years from the date of grant. Vesting periods are determined at the discretion of the Board of Directors.
We granted 2,693,805 and 4,537,000 options during the first three months of 2013 and 2012, respectively. Golden Star does not receive a tax deduction for the issuance of options. As a result, the Company does not recognize any income tax benefit related to the stock compensation expense.
The fair value of our option grants are estimated at the grant dates using the Black-Scholes option-pricing model. Fair values of options granted in the first three months of 2013 and 2012 were based on the assumptions noted in the following table:

	For the three months ended March 31,
	2013	2012
Expected volatility	56.11 to 68.19%	67.07 to 87.50%
Risk-free interest rate	1.17 to 1.62%	0.36 to 0.84%
Expected lives	3 to 7 years	4 to 7 years
Dividend yield	0%	0%
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
A summary of option activity under the Plan during the three months ended March 31, 2013:

	Options (‘000)	Weighted– Average Exercise price (Cdn$)	Weighted– Average Remaining Contractual Term (Years)	Aggregate intrinsic value Cdn($000)
Outstanding as of December 31, 2012	12,337	2.74	6.2	541
Granted	2,694	1.71	6.2	—
Exercised	(90)	1.70	5.9	18
Forfeited, canceled and expired	(751)	2.85	5.2	—
Outstanding as of March 31, 2013	14,190	2.55	6.0	223

Exercisable as of March 31, 2013	9,996	2.81	5.9	117

Stock Bonus Plan
In December 1992, we established an Employees' Stock Bonus Plan (the “Bonus Plan”) for any full-time or part-time employee (whether or not a director) of the Company or any of our subsidiaries who has rendered meritorious services which contributed to the success of the Company or any of its subsidiaries. The Bonus Plan provides that a specifically designated committee of the Board of Directors may grant bonus common shares on terms that it might determine, within the limitations of the Bonus Plan and subject to the rules of applicable regulatory authorities. The Company did not issue shares under the Stock Bonus Plan during first quarter of 2013. The Bonus Plan, as amended, provides for the issuance of 900,000 common shares of bonus stock, of which 710,854 common shares have been issued as of March 31, 2013.
Deferred Share Units
Our Deferred Share Unit Plan (the "DSU Plan") provides for the issue of Deferred Share Units (“DSUs”), each representing the potential right to receive one Golden Star common share upon redemption. DSUs may be redeemed only upon termination of the holder's services to the Company, and may be subject to vesting provisions. The DSU Plan allows directors, at their option, to receive all or any portion of their retainer by accepting DSUs in lieu of cash.
The compensation committee may also award DSUs to executive officers and/or directors in lieu of cash compensation (other than director's retainers) of their long term performance compensation, the amount of such awards being in proportion to the officer's or director's achievement of pre-determined performance goals. The Company may, at its option, provide cash in lieu of common shares upon a holder's redemption, the cash value being established by the share price on the DSU original award date, less all applicable tax withholding.
DSUs issued during the quarter ended March 31, 2013 were immediately vested and a compensation expense of $0.2 million was recognized for these grants. As of March 31, 2013, there was nil unrecognized compensation expense related to DSUs granted under the Company's DSU plan.
A summary of the DSU activity during the three months ended March 31, 2013:

Number of Deferred Share Units
As of December 31, 2012	388,059
Grants	112,654
Exercises	—
As of March 31, 2013	500,713
Share Appreciation Rights
In February 2012, the Company adopted a Share Appreciation Rights Plan (the "SARs Plan") to provide incentive compensation based on the appreciation in value of the common shares over a specified period of time. Under the SARs plan, the Company may from time to time grant awards of Share Appreciation Rights ("SARs") to current and future directors, executive officers, employees and consultants of the Company and/or its subsidiaries. The SARs Plan is administered by the Compensation Committee, which determines from time to time who will participate in the SARs Plan, as well the terms of the grants, including the vesting provisions applicable to specific SARs grants. The vesting schedule of the SARs is determined at the discretion of the Board, but generally the SARs vest one-third on each of the first three anniversaries of the grant date. Upon exercise of a SAR, the participant will be entitled to receive an amount in respect of each SAR equal to the amount by which the fair market value of one common share as of the date of such exercise exceeds the fair market value of one common share as of the grant date of such SAR. No SARs will be settled in shares; rather, all SAR exercises will be settled solely in cash.
Since these awards are settled in cash, the Company determines the fair value of the associated expense for each award at the end of each reporting period. The Company accounts for these as liability awards and marks-to-market the fair value of the award until final settlement. The Company uses a Black-Scholes valuation model to determine the fair value of the outstanding SARs.
As of March 31, 2013, there was approximately $2.6 million of total unrecognized compensation cost related to unvested SARs. The Company recognized approximately $0.3 million of compensation expense related to these cash based awards for the three months ended March 31, 2013.

A summary of the SARs activity during the three months ended March 31, 2013:

Number of SARs ('000)
As of December 31, 2012	1,079
Grants	1,940
Exercises	—
Canceled	(87)
As of March 31, 2013	2,932
16. EARNINGS PER COMMON SHARE
The following table provides reconciliation between basic and diluted earnings per common share:

	For the three months ended March 31,
	2013	2012
Net loss attributable to Golden Star shareholders	$(6,559)	$9,113

Weighted average number of shares (millions)	259.1	258.7
Dilutive securities:
Options	—	0.2
Deferred stock units	—	—
Convertible debentures	—	—
Weighted average number of diluted shares (millions)	259.1	258.9

Net loss per share attributable to Golden Star shareholders:
Basic	$(0.03)	$0.04
Diluted	$(0.03)	$0.04
Options to purchase 14.4 million and 12.5 million common shares were outstanding at March 31, 2013, and 2012, respectively, but were not included in the computation of diluted weighted average common shares because their effect would not be dilutive. DSUs representing the potential right to receive 0.5 million and zero common shares were outstanding at March 31, 2013 and 2012, respectively, but were not included in the computation of diluted weighted average common shares because their effect would not be dilutive. In addition, Golden Star had 47.0 million and 25.0 million common shares potentially outstanding at March 31, 2013 and 2012, respectively, related to the 5% Convertible Debentures and 4% Convertible Debentures, respectively, that were not dilutive.

17. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREA

	Africa
As of and for the three months ended March 31,	Bogoso/ Prestea	Wassa/ HBB	Other	South America	Corporate	Total
2013
Gold revenues	$57,953	$74,957	$—	$—	$—	$132,910

Mine operating expenses	64,092	35,973	—	—	—	100,065
Operating costs from/(to) metal inventory	58	1,121	—	—	—	1,179
Royalties	2,900	3,753	—	—	—	6,653
Mining related depreciation and amortization	8,265	11,876	—	—	—	20,141
Accretion of asset retirement obligations	378	256	—	—	—	634
Cost of sales	75,693	52,979	—	—	—	128,672

Mine operating margin	(17,740)	21,978	—	—	—	4,238

Income tax expense	—	7,133	—	—	—	7,133
Net income/(loss) attributable to Golden Star	(18,306)	12,535	(388)	(136)	(264)	(6,559)
Capital expenditures	7,707	9,952	—	—	—	17,659
Total assets	433,214	221,683	1,831	208	47,742	704,678
2012
Gold revenues	$69,595	$61,425	$—	$—	$—	$131,020

Mine operating expenses	55,129	39,155	—	—	—	94,284
Operating costs from/(to) metal inventory	(551)	(2,899)	—	—	—	(3,450)
Royalties	3,483	3,082	—	—	—	6,565
Mining related depreciation and amortization	8,149	10,894	—	—	—	19,043
Accretion of asset retirement obligations	381	322	—	—	—	703
Cost of sales	66,591	50,554	—	—	—	117,145

Mine operating margin	3,004	10,871	—	—	—	13,875

Income tax expense	—	12,531	—	—	—	12,531
Net income/(loss) attributable to Golden Star	5,472	852	(1,111)	(122)	4,022	9,113
Capital expenditures	14,957	9,708	—	—	—	24,665
Total assets	422,912	242,007	1,189	855	85,103	752,066

18. SUPPLEMENTAL CASH FLOW INFORMATION
In the first three months of 2013, $8.3 million was paid for income taxes owed for 2012. During the first three months of 2012, Golden Star paid $0.2 million in income taxes. The Company paid $0.3 million for interest in the first three months of 2013 and $0.3 million in the first three months of 2012.
Changes in working capital for the three months are as follows:

	For the three months ended March 31,
	2013	2012
Decrease/(increase) in accounts receivable	$(84)	$(1,969)
(Increase)/decrease in inventories	(3,289)	(2,012)
(Increase)/decrease in deposits	1,237	(1,305)
(Decrease)/increase in accounts payable and accrued liabilities	1,322	3,018
Other	(1,501)	(774)
Total Changes in working capital	$(2,315)	$(3,042)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Form 10-K for the period ended December 31, 2012, and with the accompanying unaudited consolidated financial statements and related notes for the period ended March 31, 2013. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information available to May 8, 2013. All amounts shown are in thousands of dollars unless noted otherwise. All currency amounts are stated in U.S. dollars unless noted otherwise.
OVERVIEW OF GOLDEN STAR
We are a Canadian federally-incorporated, international gold mining and exploration company producing gold in Ghana, West Africa. We also conduct gold exploration in other countries in West Africa and in South America. Golden Star Resources Ltd. was established under the Canada Business Corporations Act on May 15, 1992. Our principal and registered office is located at 150 King Street West, Sun Financial Tower, suite 1200, Toronto, Ontario Canada M5H1J9.
We own controlling interests in several gold properties in southwest Ghana:

•
Through a 90% owned subsidiary, Golden Star (Wassa) Limited (“GSWL”), we own and operate the Wassa open-pit gold mine, the Hwini-Butre and Benso concessions (“HBB”) and a CIL processing plant (collectively, “Wassa/HBB”), located approximately 35 kilometers from the town of Bogoso, Ghana. The design capacity of the CIL processing plant at Wassa (“Wassa processing plant”) is nominally 3.0 million tonnes per annum but varies depending on the ratio of hard to soft ore. Ore from the HBB mines is sent to the Wassa processing plant for processing. The Hwini-Butre and Benso concessions are located approximately 80 kilometers and 50 kilometers, respectively, south of Wassa along the Company's dedicated haul road. Wassa/HBB produced and sold 158,899 ounces of gold in 2012 and 45,866 ounces of gold in the three months ending March 31, 2013. Currently Wassa/HBB's ore supply is from the Wassa open-pit gold mines and the Father Brown open-pit mine on the Hwini Butre concession.

•
Through another 90% owned subsidiary, Golden Star (Bogoso/Prestea) Limited (“GSBPL”), we own and operate the Bogoso/Prestea gold mining and processing operations (“Bogoso/Prestea”) located near the town of Bogoso, Ghana. GSBPL operates a gold ore processing facility at Bogoso/Prestea with a capacity of up to 3.5 million tonnes of ore per annum, which uses bio-oxidation technology to treat refractory ore (“Bogoso refractory plant”). In addition, GSBPL has a carbon-in-leach (“CIL”) processing facility located adjacent to the refractory plant, which is suitable for treating non-refractory gold ores (“Bogoso non-refractory plant”) at a rate up to 1.5 million tonnes per annum. Bogoso/Prestea produced and sold 172,379 ounces of gold in 2012 and 35,495 ounces of gold in the three months ending March 31, 2013.

•
Through GSBPL, we own the Prestea Underground, which is located on the Prestea property and consists of a currently inactive gold mine and associated support facilities. We are currently preparing a feasibility study to reopen the mine.

Our business and development strategy is focused primarily on the exploration, development and operation of gold properties in Ghana. We also pursue gold exploration activities in South America and other countries in West Africa.
Our current focus is to improve operating efficiencies at both operations, to complete a feasibility study for the Prestea Underground and to continue broader and deeper drilling at the Wassa open-pit to evaluate the expansion potential for the Wassa/HBB operation.
Our longer term objective is to continue the growth of our mining business to become a mid-tier gold producer. We continue to evaluate potential acquisition and merger opportunities. However, we presently have no agreement or understanding with respect to any specific potential transaction.
We also hold interests in several gold exploration projects in Ghana and other parts of West Africa, and in South America we hold and manage exploration properties in Brazil. We actively explore for gold in West Africa and South America. We are conducting regional reconnaissance projects in Ghana, Cote d'Ivoire and Brazil, and have drilled more advanced targets in Ghana and Niger. See Item 2 - “Description of Properties” in our Annual Report on Form 10-K for the year ended December 31, 2012, for additional details on these properties.
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

FINANCIAL AND OPERATING SUMMARY

•	Revenues increased by 1% to $132.9 million for the first quarter of 2013, up from $131.0 million generated during the first quarter of 2012.

•	Gold ounces sold increased by 4.7% during the first quarter of 2013 to 81,361 ounces, up from 77,725 ounces sold during the first quarter of 2012.

•	The increase in gold sold was partially offset by the decrease in the average realized price to $1,634 per ounce for the first quarter of 2013, down from $1,686 for the same period of 2012.

•	For the quarter ended March 31, 2013, the net loss attributable to Golden Star shareholders was $6.6 million, compared with a net income of $9.1 million for the same period of 2012.

•	Consolidated cash operating cost per ounce[1] increased somewhat to $1,124 per ounce for the first quarter of 2013, from $1,118 per ounce for the first quarter of 2012.

•	Cash operating cost per ounce[1] for Wassa/HBB decreased by 19% to $809 per ounce for the first quarter of 2013, down from $999 per ounce for the first quarter of 2012 .

•	Cash operating cost per ounce[1] for Bogoso/Prestea increased by 25% to $1,531 per ounce for the first quarter of 2013, up from $1,222 per ounce for the first quarter of 2012.

•	Cash generated by operations before working capital changes[2] were $4.5 million and $20.9 million for the quarters ended March 31, 2013and 2012, respectively.

•	Capital expenditures totaled $17.7 million for capital expenditures during the first quarter of 2013.

•	Our consolidated cash balance was $61.0 million at March 31, 2013 and $78.9 million at December 31, 2012.

•	In mid-April gold prices dropped below below $1,400 per ounce, down from an average of $1,634 per ounce for the first quarter of 2013.
1 See "Non GAAP Financial measures" on page 30 for a reconciliation of cash operating cost per ounce to Cost of sales.
2 See "Non GAAP Financial measures" on page 30 for an explanation of the calculation of cash generated by operations before working capital changes.
GOLD PRICES
While gold prices generally trended upward during the past eleven years from a low of $252 per ounce in 2001 to a high of $1,895 per ounce in September 2011, they remained relatively flat through the first quarter of 2013. We realized an average of $1,634 per ounce for our gold shipments during the first quarter of 2013 compared with $1,686 per ounce for our gold shipments during the first quarter of 2012.
However there were significant declines in the gold price in mid-April 2013, with spot prices falling from $1,598 per ounce on April 1, 2013 to a low of $1,322 per ounce on April 15, 2013. Spot prices as at the date of this report are $1,468 per ounce. The Company has not yet determined the extent to which long-term price forecasts may be impacted by the recent decline. However, in response to the recent decline in gold prices we are reviewing our cost structure and operating plans, re-evaluating spending plans for 2013 capital projects and reviewing the viability of Bogoso/Prestea.
If the recent decline in gold prices continue through 2013, the Company's operating results will be adversely impacted. In particular, if current prices continue it is possible that the Company will be required to reassess the recoverability of the carrying amount of its long lived assets and recognize an impairment loss.
DEVELOPMENT PROJECTS UPDATE
WASSA/HBB
WASSA DRILLING PROGRAM
Drilling continued at the Wassa open-pit gold mine during the first quarter of 2013 using 6 drills. A total of 89 holes for 32,863 meters were drilled at a cost of approximately $6.0 million. The drilling programs continued to infill gaps in the existing drilling which exceeded 50 meter spacing as well as test the down plunge projection of the high grade fold closure. These programs were successful in confirming continuity and extending the high grade to the south down plunge. The 2012 year-end

Mineral Resource and Reserve updates were based on drill results received up to the end of August 2012, and we plan to update the Wassa pit mineral resource estimates in the third quarter of 2013. We plan to scale back the drilling campaign at the Wassa open-pit gold mine in the next few quarters to assess the new results and work on the updated Mineral Resource and Reserve estimates.
BOGOSO/PRESTEA
DUMASI
During the first quarter of 2013 a negotiated resettlement agreement was signed which provides for relocation of the community of Dumasi to a new town site located a few kilometers north of the existing Dumasi community. The Dumasi village is located upon the Dumasi deposit, a key ore body for our Bogoso mine. In conjunction with signing of the relocation agreement, ground clearing was initiated at the new Dumasi town site in anticipation of commencement of construction in the second quarter of 2013. Dumasi development plans are being revised to focus initially on producing non-refractory ore from the oxide cap located over portions of the Dumasi deposit.
MAMPON
Metallurgical and sterilization drilling was initiated in the first quarter at the Mampon deposit where we are finalizing the feasibility study. Drilling to test Inferred Mineral Resource material along a parallel trend proximal to the Mampon depth and along strike of the known mineralization are planned to be conducted upon completion of the current drilling programs. The Mampon project permitting efforts were accelerated during the first quarter of 2013. This allowed us to proceed with engineering design of the pit and the haul road.
PRESTEA UNDERGOUND
During the first quarter of 2013 we spent $0.4 million on drilling at the Prestea Underground with a rig testing the West Reef inferred material from the 17 level and the 24 level to complete the geotechnical and metallurgical holes. Development costs incurred during the first quarter of 2013 totaled $0.2 million. Work continued on the West Reef feasibility study and we anticipate finalizing the feasibility study in the the second quarter of 2013. Also during the first quarter, we received environmental and mining permits for Phase I development of the Prestea underground mine. These permits will allow commencement of initial development in the Central Shaft area designed to establish limited scale gold production from the Prestea Underground (Phase 1) and should allow us to advance our underground infrastructure sufficiently to support a modern, mechanized underground operation that will incorporate the West Reef and allow the Prestea Underground to become a key contributor to lower cost gold production going forward. The Phase 1 activity targets ore production from existing infrastructure and remnant stopes in the Central Shaft area.
In April 2013, the Government of Ghana approved the dissolution of the joint venture between GSBPL and the state-owned Prestea Gold Resources Ltd, effectively granting GSBPL ownership of the Prestea Underground mining lease. As a result, the 90% owned GSBPL now owns the Bogoso and Prestea surface mining leases and the Prestea Underground mining lease. The Government of Ghana continues to own the remaining 10% of GSBPL.
BOGOSO TAILINGS RECOVERY PROJECT START-UP
In April 2013, Bogoso started up the Bogoso tailings recovery facility which was installed in 2012. This facility allowed us to pump the old tailings slurry from a decommissioned Bogoso tailings pond directly into the CIL circuit of Bogoso non-refractory plant. Additional drilling and metallurgical evaluation are expected to be performed in the second quarter.
PRESTEA SOUTH PROPERTIES
We continue to seek the environmental permits required to develop the Prestea South deposits. In 2010, the Ghana EPA requested an update to the Prestea South Project Environmental Impact Statement (“EIS”) and a revised draft EIS was submitted to the EPA in April 2011. Recent design changes to the Prestea South project have been incorporated into a supplemental EIS that was submitted to the EPA. The EPA has initiated the public review period for the EIS that will end in the second quarter of 2013.
When the environmental permits are obtained, we expect to initiate development of the Prestea South deposits, including a 10 kilometer access road. We plan to transport Prestea South non-refractory ore to Bogoso and process it through the Bogoso non-refractory plant. Prestea South refractory ore will be processed through the Bogoso refractory plant.

CONSOLIDATED RESULTS OF OPERATIONS

	For the three months ended March 31,
	2013	2012
SUMMARY OF CONSOLIDATED FINANCIAL RESULTS
Bogoso/Prestea gold sold (oz)	35,495	41,242
Wassa/HBB gold sold (oz)	45,866	36,483
Total gold sold (oz)	81,361	77,725

Average realized price ($/oz)	1,634	1,686
Cash operating cost - combined ($/oz)	1,124	1,118
Gold revenues ($ in thousands)	132,910	131,020
Cost of sales ($ in thousands)	128,672	117,145
Cash flow provided by operations ($ in thousands)	2,180	17,884
Cash flow provided by operations per share ($)	0.01	0.07
Net (loss)/income attributable to Golden Star ($ in thousands)	(6,559)	9,113
Net (loss)/income per share – basic ($)	(0.03)	0.04
THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012
Results for the three months ended March 31, 2013 include a net loss attributable to Golden Star shareholders of $6.6 million or $0.03 per share, compared with net income of $9.1 million or $0.04 per share in the same period of 2012. The major factor contributing to the loss for the quarter was a lower mine operating margin.
Our mines sold 81,361 ounces in the first quarter of 2013, up from 77,725 ounces sold in the same quarter of 2012; however average realized gold price fell to $1,634 per ounce, down 3% from $1,686 per ounce in the first quarter of 2012. The drop in gold prices was more than offset by the increase in ounces sold in the first quarter 2013, and gold revenues totaled $132.9 million, up from $131.0 million in the same period in 2012.
First quarter 2013 cost of sales totaled $128.7 million, up from $117.1 million in the same period of 2012, mainly as a result of an increase in mine operating expenses and changes to metals inventory levels. Mine operating expenses increased by $5.8 million, from $94.3 million during 2012 to $100.1 million, primarily due to the push backs at the Chujah and Bogoso North open mines at the Bogoso/Prestea operation. During the first quarter of 2012, we added ore tonnes to metals inventory resulting in a decrease to cost of sales of $3.5 million, however during the first quarter of 2013, we had a net decrease in our metals inventory resulting in an increase of $1.2 million to cost of sales. Mining related depreciation and amortization totaled $20.1 million for 2013, up from $19.0 million for the first quarter of 2012, as a result of higher gold production at Wassa/HBB in the first quarter of 2013 as compared to the same period last year. See operational discussions below for more details on operational results.
First quarter 2013 general and administrative costs were $0.8 million higher than in the first quarter of 2012, due to the non-recurring relocation costs of the corporate office to Toronto.
The first quarter 2013 fair value gain of $7.6 million on the 5% Convertible Debentures was calculated based on the discounted cash flows of the debt component and a Black-Scholes valuation for the conversion feature. The fair value of the conversion feature decreased in the first quarter of 2013 as a result of a decrease in the price of our common shares during the same period, reflecting a gain during the quarter. In comparison, a $0.9 million fair value loss on our 4% Convertible Debentures was recorded in the first quarter of 2012.
During the first quarter of 2012 we sold our Burkina Faso properties and realized a gain of $22.4 million, however we did not sell any investments during first quarter of 2013, as a result our gain on sale of assets decreased to $0.1 million from the sale of other assets.
With less debt outstanding in the first quarter of 2013 compared to the same period last year, interest expense decreased from $2.8 million for the first quarter of 2012 to $1.3 million for the same period in 2013.

WASSA/HBB OPERATIONS

	For the three months ended March 31,
	2013	2012
WASSA/HBB FINANCIAL RESULTS
Gold revenues	$74,957	$61,425

Mine operating expenses	35,973	39,155
Operating costs from/(to) metal inventory	1,121	(2,899)
Royalties	3,753	3,082
Mining related depreciation and amortization	11,876	10,894
Accretion of asset retirement obligations	256	322
Cost of sales	52,979	50,554

Mine operating margin	$21,978	$10,871

WASSA/HBB OPERATING RESULTS
Ore mined (t)	525,638	682,730
Waste mined (t)	3,155,399	4,445,212
Ore and heap leach materials processed (t)	657,004	681,520
Grade processed (g/t)	2.36	1.74
Recovery (%)	94.7	93.9
Gold sales (oz)	45,866	36,483

Cash operating cost ($/oz)[1]	809	999
1 See "Non GAAP Financial measures" on page 30 for a reconciliation of Cash operating cost per ounce to Cost of sales.
THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012
Wassa/HBB's first quarter 2013 revenues of $75.0 million increased by $13.6 million, from $61.4 million for the same period of 2012, mainly as a result of higher gold sales during 2013. First quarter 2013 gold sold was 45,866 ounces, 9,383 ounces higher than gold sold during the first quarter of 2012. The revenues from the higher gold production were slightly offset by a decrease in the average realized gold price, down from $1,684 per ounce for the first quarter of 2012 to $1,634 per ounce for the first quarter of 2013.
The higher gold production is primarily due to a 36% increase in ore grade processed in the first quarter of 2013 as compared to the same period last year, as a result of the higher grade ore processed from the Father Brown open-pit. The increase in ore grade was due primarily to mining the higher grade ore from Father Brown in the first quarter of 2012 compared to mining the lower grade ore from the Benso open-pits in the first quarter of 2012, which more than offset the 4% drop in ore tonnes processed during 2013.
Cost of sales for Wassa/HBB totaled $53.0 million in the first quarter of 2013, $2.4 million higher than the $50.6 million incurred in the first quarter of 2012. The higher cost is mainly related to the $1.1 million draw-down of ore stockpiles in the first quarter of 2013 compared with a $2.9 million inventory build-up during the same quarter last year. Mine operating costs totaled $36.0 million, or $3.2 million lower than 2012, due to lower mining costs as a result of a decrease in tonnes mined. Royalty expense and depreciation and amortization increased from the first quarter of 2012 due to the higher gold sales during the same period in 2013.
Wassa/HBB's cash operating costs totaled $37.1 million in the first quarter of 2013, slightly higher than the $36.5 million incurred in the first quarter of 2012. The higher cash operating costs were more than offset by the increase in the amount of gold sold, resulting in cash operating cost per ounce of $809 per ounce for the first quarter of 2013, $190 per ounce lower than the cash operating cost per ounce of $999 per ounce during first quarter of 2012.

BOGOSO/PRESTEA OPERATIONS

	For the three months ended March 31,
	2013	2012
BOGOSO/PRESTEA FINANCIAL RESULTS
Gold revenues	$57,953	$69,595

Mine operating expenses	64,092	55,129
Operating costs from/(to) metal inventory	58	(551)
Royalties	2,900	3,483
Mining related depreciation and amortization	8,265	8,149
Accretion of asset retirement obligations	378	381
Cost of sales	75,693	66,591

Mine operating margin	$(17,740)	$3,004

BOGOSO/PRESTEA OPERATING RESULTS
Ore mined refractory (t)	416,912	769,671
Ore mined non-refractory (t)	252,397	140,570
Total ore mined (t)	669,309	910,241
Waste mined (t)	7,470,959	7,241,926
Refractory ore processed (t)	523,215	611,226
Refractory ore grade (g/t)	2.14	2.55
Gold recovery – refractory ore (%)	70.2	73.3
Non-refractory ore processed (t)	217,564	173,015
Non-refractory ore grade (g/t)	2.75	2.66
Gold recovery - non-refractory ore (%)	52.2	54.1
Gold sold refractory (oz)	26,367	34,338
Gold sold non-refractory (oz)	9,128	6,904
Gold sales (oz)	35,495	41,242

Cash operating cost ($/oz)[1]	1,531	1,222
1 See "Non GAAP Financial measures" on page 30 for a reconciliation of Cash operating cost per ounce to Cost of sales.
THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012
Bogoso/Prestea's first quarter 2013 revenues totaled $58.0 million, down $11.6 million from $69.6 million in the first quarter of 2012. The decreased revenues are the result of lower realized gold prices and a decrease in the number of ounces sold as compared to the first quarter of 2012. The realized gold price averaged $1,633 per ounce in the first quarter of 2013, down from $1,687 per ounce a year earlier, due to the decrease in gold prices. Gold sold totaled 35,495 ounces in the first quarter of 2013, down 5,747 ounces from 41,242 ounces in the same period of 2012. The lower gold production is the result of a decrease in refractory ore processed, lower refractory ore grade and lower gold recovery from the non-refractory and refractory processing plants. The primary cause for the lower refractory ore tonnes processed was a 10-day outage at the refractory plant due to problems experienced when replacing a bearing in the SAG mill. The lower refractory gold production was partially offset by an increase in production from the non refractory operation, a result of higher throughput during the quarter and higher grade, although the recovery was slightly lower than in the first quarter in 2012
The Chujah and the Bogoso North pit, experienced pit wall failures during the first quarter of 2013, limiting our ore supply to the refractory plant and supplemental stockpiles were utilized. We expect that most of the additional material from the slides will be mined out by the end of the second quarter, or alternatively we will create access to ore zones from different sides of the pit.

Bogoso/Prestea's cost of sales increased by $9.1 million from $66.6 million first quarter of 2012 to $75.7 million for the first quarter of 2013. Bogoso's first quarter 2013 mine operating expenses totaled $64.1 million, $9.0 million greater than the same period in 2012. Mining costs increased by $3.4 million from the first quarter of 2012 due to higher contractor mining costs at the Chujah and Bogoso North pit push backs. The water treatment plant was commissioned in the first quarter of 2013, and we incurred $0.2 million in water treatment costs that were not incurred in first quarter of 2012. Ore processing at the non-refractory processing plant commenced during the first quarter of 2012, however the plant operated throughout the first quarter of 2013, resulting in a $1.3 million increase in costs from first quarter of 2012. Plant maintenance costs were $1.2 million higher than the same period last year as a result of maintenance work done on the SAG mill and replacement of agitators and gearboxes.
When calculating cash operating cost per ounce, mine operating expenses are adjusted for stripping costs that would qualify as stripping activity asset costs under IFRS (see Non GAAP Financial measures on page 30). As such, during the first quarter of 2013, $9.7 million of Chujah stripping costs would qualify as stripping activity costs, compared to $4.1 million during the same quarter in 2012, resulting in cash operating costs of $55.2 million for the first quarter of 2013 versus $50.4 million for the first quarter of 2012.
As a result of the above, cash operating cost per ounce increased from $1,222 per ounce in the first quarter of 2012 to $1,531 per ounce in the first quarter of 2013.
BOGOSO/PRESTEA NON-REFRACTORY OPERATIONS
Subsequent to March 31, 2013, the Company has suspended the Bogoso/Prestea non-refractory operations due to insufficient supply of ore from the Pampe pit. This has been caused by geotechnical issues resulting in wall failure. Therefore, the mining of the Pampe pit, under current market conditions, is not considered viable. This suspension will result in a reduction of approximately 35,000 gold ounces of production in 2013.
LIQUIDITY AND CAPITAL RESOURCES
We held $61.0 million in cash and cash equivalents as of March 31, 2013, down from $78.9 million at December 31, 2012. Operations generated $2.2 million of cash during first quarter of 2013, and cash flow used for investing and financing activities was $18.3 million and $1.7 million, respectively, during the period.
Before working capital changes, operations provided $4.5 million of operating cash flow during the first quarter of 2013, down from $20.9 million in same quarter last year. The decrease was primarily related to the increase in mine operating costs at the Bogoso/Prestea operation and an income tax payment of $8.3 million related to Wassa/HBB's 2012 taxable income.
Working capital changes used a net $2.3 million during the first quarter of 2013, compared to $3.0 million in same period in 2012. Accounts receivable did not increase during the first quarter of 2013, a $1.9 million improvement over the first quarter of 2012. Stores inventory used $4.5 million during the first quarter of 2013, partially offset by a decrease in metals inventory of $1.2 million, resulting in a net decrease in operating cash flow from inventories of $3.3 million for the period ending March 31, 2013 compared to $2.0 million decrease in operating cash flow the same period last year. Deposits decreased by $1.2 million during the first quarter of 2013 compared to a $1.3 million increase for the same period during 2012. The decrease in deposits in 2013 reflects a drop in the number of down payments on long-lead time purchases. In summary, net cash provided by operating activities was $2.2 million for the first quarter of 2013, as compared to $17.9 million in 2012.
A net of $18.3 million was used in investing activities during first quarter of 2013, including $14.1 million on mining property development drilling and mine development projects and $3.6 million for the acquisition of new equipment and facilities at the mine sites.
Major capital projects at Wassa/HBB during the first quarter of 2013 included $6.0 million of development drilling, mostly at the Wassa open-pit, $1.8 million for the Father Brown mine development costs and $1.2 million related to Wassa/HBB plant upgrades. Major capital spending items at Bogoso/Prestea during the first quarter of 2013 included $2.5 million related to the Dumasi resettlement project, development expenditures at Mampon and Prestea South of $1.3 million, $1.4 million for completion of construction of a water treatment plant and mining equipment of $0.6 million.
Financing activities used $1.7 million during the first quarter of 2013, mainly as a result of scheduled debt repayments of $1.9 million on the equipment financing facility. During the first quarter of 2012, net cash provided by financing activities were $5.0 million, which consisted of $2.2 million in scheduled debt repayments and $7.0 million of new borrowings under the equipment financing facility.
All of our cash is held as cash or is invested in funds that hold only U.S. treasury notes and bonds.
Wassa/HBB incurred taxable income in 2012 for the first time and it is expected that GSWL will pay approximately $12.4 million of 2012 taxes in 2013, of which $8.3 million was paid during first quarter of 2013. We expect that Wassa/HBB will continue to generate taxable income in 2013 and make provisional tax payments.

LIQUIDITY OUTLOOK
As at December 31, 2012 we expected that capital expenditures in 2013 would be higher than in prior years, as a result of implementing a series of organic growth projects at our existing properties expected to increase gold output and achieve lower costs per ounce in future. However, in response to the recent substantial decline in gold prices we are re-evaluating our spending plans for our 2013 and expect to defer some spending on development projects until gold prices improve from the current level.
Capital projects used $7.1 million at Bogoso/Prestea and $10.6 million at Wassa/HBB during the first quarter of 2013.
As of March 31, 2013, we had $16.3 million of outstanding loans on our $35.0 million equipment financing facility leaving a borrowing capacity of $18.7 million. During the first quarter of 2013 we did not enter into any new loans on our equipment financing facility. We made $1.9 million of principal payments on the equipment financing loans in the first quarter of 2013, and we expect to repay an additional $5.1 million of principal during the remainder of 2013. We also expect to pay $1.0 million of interest on the equipment financing facility, and $3.9 million of interest on the 5% Convertible Debentures during the remainder of 2013.
In addition to reviewing our planned capital spending we are also in the process of re-optimizing our pits and analyzing our cost structures and operating plans to ensure that we will be able to maximize cash flow if gold prices remain at current levels.
During 2013 we expect to fund operations and capital projects through operating cash flow, the equipment financing facility, cash on hand at March 31, 2013 and additional funding arrangements. If these cash sources are not sufficient, certain capital projects could be delayed or operations curtailed. There is no assurance that financing will be available at all or on terms acceptable to us. Under our current shelf registration statement, we may issue, from time to time, any combination of common shares, preferred shares, warrants, rights or convertible debt securities in one or more offerings. We have not issued any securities under this registration statement to date and have no immediate plans to do so; however, we may issue additional debt or equity securities at any time.
LOOKING AHEAD
Our current objectives for the remainder of 2013 include:

•	complete the Prestea Underground feasibility study;

•	continuation of activities at the Prestea Underground mine;

•	continue exploration drilling at the Wassa mining lease to follow up on the 2012 drilling results and update 2012 Mineral Resources and Reserves;

•	adding additional capacity to the current tailings storage facility at Wassa/HBB and commencing the construction of the new tailings storage facility later in the year;

•	permitting of Dumasi pit, approval of the Dumasi resettlement action plan and commencement of construction of the Dumasi resettlement town site;

•	permitting and planning of the Mampon pit and associated infrastructure;

•	permitting and planning of the Prestea South pits and associated infrastructure; and

•	achieve further reductions in operating costs throughout the organization.
In light of the current lower gold prices, we have initiated a number of costs reduction measures such as deferring capital spending, reducing the use of contractors and implementing staff optimization strategies. In addition we are currently re-optimizing our pits, reviewing operating/mine plans, reviewing capital spending plans, and the viability of Bogoso/Prestea. We expect to issue revised production and cost guidance and capital spending estimates for 2013 to reflect changes in addition to the reduction in production from suspending operations at the non-refractory operations (see page 26 "Bogoso/Prestea Non-refractory operations").
As more fully disclosed in the Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, numerous factors could cause our estimates and expectations to be wrong or could lead to changes in our plans. Under any of these circumstances, the estimates and plans described above could change materially.
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
We currently file our financial statements with both U.S. and Canadian securities regulators in accordance with U.S. GAAP, as permitted under current regulations. We are reviewing the transition from U.S. GAAP to International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board and for our financial statement reporting requirements following our change in status to a foreign private issuer.
We are currently developing our IFRS change-over plan and we have retained qualified professional personnel to oversee and implement the conversion process. It is expected that the plan will take into consideration, among other things:

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
ENVIRONMENTAL AND OTHER LAWS AND REGULATIONS
In the various jurisdictions where we operate, all phases of our exploration, project development, operations and rehabilitation and closure are subject to environmental laws and regulations. These laws and regulations may define, among other things, air and water quality standards, waste management requirements, and closure and rehabilitation obligations. In general, environmental legislation is evolving to require more strict operating standards, more detailed socioeconomic and environmental impact assessments for proposed projects, and a heightened degree of accountability for companies and their officers, directors, and employees for corporate social responsibility, and health and safety. Changes in environmental regulations, and the way they are interpreted by the regulatory authorities, could affect the way we operate, resulting in higher environmental and social operating costs that may affect the viability of our operations.
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

RELATED PARTY TRANSACTIONS
None
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Preparation of our consolidated financial statements requires the use of estimates and assumptions that can affect reported amounts of assets, liabilities, revenues and expenses. Accounting policies relating to asset impairments, depreciation and amortization of mining property and plant and equipment, stock based compensation, tax assets, determination of fair values of financial instruments and site rehabilitation/closure accruals are subject to estimates and assumptions regarding reserves, gold recoveries, future gold prices, future operating and reclamation costs and future mining activities.
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
Impairment charges: We periodically review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable from continued operation of the asset. An asset impairment is considered to exist if the sum of all estimated future cash flows, on an undiscounted basis, are less than the carrying value of the long-lived asset. The determination of expected future cash flows requires numerous estimates about the future, including gold prices, operating costs, production levels, gold recovery rates, ore reserves, amounts of recoverable gold and capital expenditures. Our analysis indicates that our long long-lived assets are not impaired at March 31, 2013.
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
Asset retirement obligation and rehabilitation expenditures: Accounting for future rehabilitation obligations requires management to make estimates at each mine site of future rehabilitation and closure costs. In many cases, a majority of such costs are incurred at the end of a mine's life which can be several years in the future. Such estimates are subject to changes in mining plans, rehabilitation requirements, inflation rates and technology. As a result, future rehabilitation and closure costs are difficult to estimate. Our estimates of future rehabilitation and closing costs are reviewed frequently and are adjusted as needed to reflect new information about the timing and expected future costs of our environmental disturbances. Based upon our current situation, we estimate that a 10% increase in total future rehabilitation and closure cash costs would result in an approximately $4.0 million increase in our asset retirement obligations.
ACCOUNTING DEVELOPMENTS
There are currently no new standards scheduled for adoption during 2013 that will have a material impact on Golden Star's financial reporting.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements.
OUTSTANDING SHARE DATA
This “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes information available to May 8, 2013. As of May 8, 2013, we had outstanding 259,105,970 common shares, options to acquire 14,190,027 common shares, and convertible notes which are convertible into 55,835,636 common shares.
NON-GAAP FINANCIAL MEASURES
In this Form 10-Q, we use the terms “cash operating cost per ounce” and "cash generated before working capital changes".
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

	For the three months ended
	March 31, 2013
	Wassa	Bogoso/Prestea	Combined
Cost of sales – GAAP	$52,979	$75,693	$128,672
Less royalties	(3,753)	(2,900)	(6,653)
Less betterment stripping costs	—	(9,736)	(9,736)
Less operations-related foreign exchange losses	32	(77)	(45)
Less mining related depreciation and amortization	(11,876)	(8,265)	(20,141)
Less accretion of asset retirement obligations	(256)	(378)	(634)
Cash operating cost	$37,126	$54,337	$91,463

Ounces sold	45,866	35,495	81,361

Cash operating cost per ounce	$809	$1,531	$1,124

	For the three months ended
	March 31, 2012
	Wassa	Bogoso/Prestea	Combined
Cost of sales – GAAP	$50,554	$66,591	$117,145
Less royalties	(3,082)	(3,483)	(6,565)
Less betterment stripping costs	—	(4,108)	(4,108)
Less operations-related foreign exchange losses	198	(65)	133
Less mining related depreciation and amortization	(10,892)	(8,149)	(19,041)
Less accretion of asset retirement obligations	(322)	(381)	(703)
Cash operating cost	$36,456	$50,405	$86,861

Ounces sold	36,483	41,242	77,725

Cash operating cost per ounce	$999	$1,222	$1,118
"Cash generated before working capital changes" is calculated by subtracting the "Changes in working capital" from "Net cash provided by operating activities" as found in our statements of cash flows.
We use cash operating cost per ounce and cash generated before working capital change as key operating indicators. We monitor these measures monthly, comparing each month's values to prior periods' values to detect trends that may indicate increases or decreases in operating efficiencies. These measures are also compared against budget to alert management of trends that may cause actual results to deviate from planned operational results. We provide these measures to our investors to allow them to also monitor operational efficiencies of our mines. We calculate these measures for both individual operating units and on a consolidated basis.
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
Since our revenues are denominated in U.S. dollars and our operating units transact much of their business in U.S. dollars, we are typically not subject to significant impacts from currency fluctuations. Even thus, certain purchases of labor, operating supplies and capital assets are denominated in Ghana cedis, euros, British pounds, Australian dollars and South African rand. To accommodate these purchases, we maintain operating cash accounts in non-US dollar currencies and appreciation of these non-US dollar currencies against the U.S. dollar results in a foreign currency gain and a decrease in non-U.S. dollar currencies results in a loss. In the past, we have entered into forward purchase contracts for South African rand, euros and other currencies to hedge expected purchase costs of capital assets. During 2012 and the first quarter of 2013, we had no currency related derivatives. At March 31, 2013 and December 31, 2012, we held $3.8 million and $5.9 million, respectively, of foreign currency.
Commodity Price Risk
Gold is our primary product and, as a result, changes in the price of gold can significantly affect our results of operations and cash flows. Based on our expected gold production in 2013, a $10 per ounce change in gold price would result in approximately a $3.4 million and $2.6 million change in our sales revenues and operating cash flows, respectively. To reduce gold price volatility, we have at various times entered into gold price derivatives. During the first quarters of 2013 and 2012, we did not hold any gold price derivatives and thus, there were no financial instruments subject to gold price risk.
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
Credit Risk
Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Our credit risk is primarily associated with liquid financial assets and derivatives. We limit exposure to credit risk on liquid financial assets by holding our cash, cash equivalents, restricted cash and deposits at highly-rated financial institutions. During the first three months of 2013, all of our excess cash was invested in funds that hold only U.S. treasury bills and bonds. We mitigate the credit risks of our derivatives by entering into derivative contracts with only high quality counter parties. Risks associated with gold trade receivables is considered minimal as we sell gold to a credit-worthy buyer who settles promptly within two days of receipt of gold bullion.

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
This Form 10-Q was prepared with the assistance of, and approval by our Disclosure Committee prior to its filing with securities regulators in the U.S., Canada and Ghana. Our Disclosure Committee includes a broad cross-section of Company employees who are closely associated with and knowledgeable about the Company's operations and its engineering, exploration, legal, environmental, socio-economic and financial activities. Our Forms 10-Q and 10-K are also reviewed prior to filing by our Audit Committee, which meets with senior management to review the documents. Subsequent to its review, the Audit Committee forwards the documents to the Board of Directors with recommendation that the directors approve the document for filing with securities regulators and distribution to shareholders.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
The risk factors for the quarter ended March 31, 2013, are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) Notes to the Unaudited Consolidated Financial Statements, detailed tagged. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned

GOLDEN STAR RESOURCES LTD. Registrant

By:	/s/ Samuel T. Coetzer
Samuel T. Coetzer
President and Chief Executive Officer

Date:	May 8, 2013

By:	/s/ Jeffrey A. Swinoga
Jeffrey A. Swinoga
Executive Vice President and Chief Financial Officer

Date:	May 8, 2013